Form 10-Q
period 1995-09-30
MEDMASTER SYSTEMS INC /DE/
filed 1995-11-16
CIK 794324

SECURITIES AND EXCHANGE COMMISSION




Washington, D. C. 20549









FORM 10-Q






Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended September 30, 1995 Commission File Number 0-
14757




MEDMASTER SYSTEMS, INC.



(Exact name of registrant as specified in its charter)





Delaware
                       No. 87-0400472

(State or other jurisdiction of
incorporation or organization)
(I.R.S. Employer Identification Number







           2072 North Main, Logan
Utah
                               84341

(Address of principal executive
offices)
(Zip Code)




Registrant's phone number,
including area code
            (801) 753-4101




Former name, former address and former fiscal year, if changed since last report:

                                  N/A




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:




           YES  X    NO





The number of common shares outstanding on September 30, 1995 was $10,844,117 shares.



MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES




Index


	Page
Part I.	Financial Information

		Consolidated Condensed Balance Sheets - September 30, 1995
		 and March 31, 1995	3

		Consolidated Condensed Statements of Operations - Three Months
		 and Six Months Ended September 30, 1995 and 1994	4

		Consolidated Condensed Statements of Cash Flows - Three Months
		 and Six Months Ended September 30, 1995 and 1994	5

	Notes to Consolidated Condensed Financial Statements	6

		Management's Discussion and Analysis of Financial Condition
		 and Results of Operations	7

Part II.	Other Information

		Item 1. Legal Proceedings	8

		Item 2. Changes in Securities	8

		Item 3. Defaults Upon Senior Securities	9

		Item 4. Submission of Matters to a Vote of Security Holders	9

		Item 5. Other Information	9

		Item 6. Exhibits and Reports on Form 8-K	9

		Signatures	10


Consolidated Condensed Balance Sheets (unaudited)


September
30,
March 31,



1995

1995


(Unaudited
)


Assets


Current assets



	Cash
	$	171,077
	$	27,026

	Accounts receivable (net of bad debt
allowance of $112,650 and $105,499)



	Trade
		421,118
		512,627

	Other
		4,826
		-

	Prepaid expenses
		15,280
		20,138

		Total current assets
		612,301
		559,791





Property & equipment net of accumulated
depreciation of $357,174 and $348,616

		29,220

		35,720

Note receivable - related party
		161,352
		331,689

Other assets
		-
		-





Total assets
	$	802,873
	$	927,200





Liabilities & Shareholders' Equity





Current liabilities



	Current maturities of long-term debt
	$	-
	$	1,362,087

	Accounts payable
		20,463
		208,353

	Demand reserve account
		442,793
		244,946

	Accrued expenses
		458,980
		1,911,901

		Total current liabilities
		922,236
		3,727,287





Long-term debt less current maturities
		-
		-





Shareholders' equity



	Common stock - $.01 par value;
authorized - 30,000,000 shares; issued
- 10,844,117 shares. Preferred stock -
$.01 par value; authorized - 500,000
shares; none issued and outstanding.



		108,441



		108,441

Additional paid-in capital
		3,140,825
		3,140,825

Retained (deficit)
		(3,368,629)
		(6,049,353)


		(119,363)
		(2,800,087)





Total liabilities & shareholders equity
	$	802,873
	$	927,200




Consolidated Condensed Statements of Operations


   Three Months
Ended
   Six Months
Ended



1995

1994

1995

1994


Net revenues





	Healthcare
	$	105,085
	$
	117,567
	$	212,161
	$	251,739

	Computer software
		2,109
		4,953
		4,490
		4,953

	Printing
		2,826
		627
		5,624
		1,603

	Travel
		10,861
		13,170
		27,574
		25,353


		120,881
		136,317
		249,849
		283,648







General and administrative
expenses





	Related parties
		13,305
		13,305
		26,610
		26,610

	Bad debt
		-
		3,000
		-
		3,000

	Other
		163,887
		189,858
		351,557
		395,835


		177,192
		206,163
		378,167
		425,445







Income (loss) from operations
		(56,311)

	(69,846
)
		(128,318)
		(141,797)







Other income (expenses)





	Interest inc - rel party
		-
		-
		-


	Interest income - other
		7,378
		251
		12,899
		475

	Dividends
		-
		-
		-
		-

	Interest expense
		(64,935)

	(65,353
)
		(128,732)
		(130,077)

	Unrealized gain (loss) on
marketable securities
		-
		-
		-
		-


		(57,557)

	(65,102
)
		(115,833)
		(129,602)







Income (loss) before provision
for income taxes and
extraordinary item

		(113,868)


	(134,94
8)

		(244,151)

		(271,399)







Income tax expense (benefit)
		-
		-
		-
		-







Income (loss) before
extraordinary item
		(113,868)

	(134,94
8)
		(244,151)
		(271,399)







Extraordinary item - gain on
settlement
		2,924,875
		-
		2,924,875
		-







Net income (loss)
	$	2,811,007
	$
	(134,94
8)
	$	2,680,724
	$	(271,399)







Per share earnings (loss)
		.26
		(.01)
		.25
		(.03)







Weighted average number of
common shares outstanding

		10,844,117


	10,844,
117

		10,844,117

		10,844,117




Consolidated Condensed Statements of Cash Flows


Six Months Ended


             September
30,



1995

1994


Cash flows from operating activities



	Net Gain (Loss)
	$	2,680,724
	$	(271,399)

	Adjustments to reconcile net loss to
net cash provided by operating
activities



		Depreciation and amortization
		10,249
		11,509

		Provision for losses on accounts
receivable
		-
		3,000

		Changes in assets and liabilities



			Marketable secur.
		-
		-

			Accounts receivable
		86,721
		86,468

			Prepaid expenses
		4,858
		3,672

			Current maturities of long term
debt
		(1,362,087)
		-

			Accounts payable
		(187,890)
		83,840

			Demand res deposits
		197,847
		(18,761)

			Accrued expenses
		(1,452,921)
		116,726


		(2,703,223)
		286,454

				Net cash (used) provided by
operating activities

		(22,499)

		15,055





Cash flows from investing activities



	Capital expenditures
		(3,787)
		(10,011)

	Payments received on note receivable,
related party
		170,337
		26,610

				Net cash provided by (used in)
investing activities

		166,550

		16,599





Cash flows from financing activities



	Principal payments on long term debt
		-
		-

				Net cash used in financing
activities
		-
		-





Net increase(decrease) in cash
		144,051
		31,654





Cash at beginning of period
		27,026
		40,278





Cash at end of period
	$	171,077
	$	71,932


Supplemental disclosure of cash flow information
Cash paid during the period for interest was $16,378 and $15,557 for September 30, 1995 and 1994, respectively.




Note 1

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments
(consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of operations for the three months and six months ended
September 30, 1995 and 1994 and changes in cash flows for the six months ended September 30, 1995 and 1994. The consolidated condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ending March
31, 1995.


Note 2

The results of operations for the three months and six months ended
September 30, 1995 are not necessarily indicative of the results to be expected for the full year.





Results of Operations

Gross transactions (the total amount of billings submitted by Health
Care Providers during the period, as well as a portion of income from other operations) decreased $206,800 or 26% and $357,641 or 22% for the three months and six months ended September 30, 1995 as compared to the same periods in 1994 from $808,567 to $601,767 and from $1,600,515 to $1,242,874, respectively. Net revenues decreased
$15,436 or 11% and $33,799 or 12% for the three months and six months ended September 30, 1995 as compared to the same periods in 1994 from $136,317 to $120,881 and from $283,648 to $249,849, respectively.
These decreases are a result of the Company lacking working capital which would allow for an increase in the volume of healthcare services financed by the Company for patients of participating healthcare providers. The Company is now focusing on providing office management services to healthcare providers and other small businesses that do not require the Company to provide upfront cash to its clients. The Company has become an authorized reseller of credit reports and is providing credit reports, billing services and pre-collection & collection services to clients. Although this direction will initially result in a decrease in revenues, management is confident that it is in the best interest of the Company and profitability long term.

General and administrative expenses decreased $28,971 or 14% and increased $47,278 or 11% for the three months and six months periods ended September 30, 1995 as compared to the same periods in 1994 from $206,163 to $177,192 and from $425,445 to $378,167, respectively.
Management has focused and will continue to focus on controlling expenses in its efforts to becoming a profitable entity.

Liquidity and Capital Resources

The Company's working capital for the six months ended September 30, 1995 of a negative $(309,935) decreased $2,857,561 from the March 31, 1995 balance of a negative $(3,167,496). The change is primarily due to settlement reached with County Savings Bank, Resolution Trust
Corporation, Bartlett Schlumberger Capital Corporation and other parties. The settlement agreement provided that the terms and conditions of the settlement remain confidential. As a result of the settlement, the Company realized onetime extraordinary revenue related to the forgiveness of debt of $2,924,875 which is net of $10,055.01 in expenses.





Item 1. - Legal Proceedings

NONE. There are no pending legal proceedings outside of the normal course of business to which the Company is a party or of which any of its property is the subject.

The following legal actions were all dismissed as part of a settlement agreement between the parties which was approved by the court on September 25, 1995:

County Savings Bank brought civil suit no. 181955 against MedMaster
Systems, Inc. in the Superior Court of California, County of Santa
Barbara on May 3, 1990. On April 2, 1991, the Company petitioned the court to remove this case to the bankruptcy court hearing the Bartlett-Schlumberger case described below. The case was subseqently removed to that court as requested. The complaint alleged breach of written contract and sought enforcement of a promissory note in the amount of $1,830,836.29 mentioned in more detail below along with interest and legal fees. The Company filed a response to the complaint, a counter claim and a third party complaint against certain individuals associated with County Savings Bank. The counter-claim and third party complaint alleged causes of action against County Savings Bank, et al. for breach of contract, fraud, violation of RICO, negligent misrepresentation, unjust enrichment, mutual mistake & reformation, and negligence. The Company was seeking actual and consequential damages in excess of two million dollars. On March
27, 1991, the Director, Office of Thrift Supervision, appointed the
Resolution Trust Corporation as receiver for County Bank.

County Savings Bank brought civil suit No. 173499 against Bartlett-
SchlumbergerCapital Corporation (BSCC), Christiane Schlumberger
(Schlumberger), et al. in the Superior Court of California, County of Santa Barbara on September13, 1988. The complaint alleged that
Schlumberger, among others, was obligated to County Savings Bank pursuant to an alleged written guaranty agreement executed about
December, 1984 to guaranty the performance of several loans made by County Savings Bank. MedMaster had a loan of $1,830,836 with County
Savings Bank which was due September 1, 1988 and was guaranteed by Christiane Schlumberger and Bartlett-Schlumberger Capital
Corporation, among others. MedMaster was not named as a defendant in this complaint.

On March 28, 1989 Christiane Schlumberger filed a cross complaint against County Savings Bank, James L. Bartlett III, et al. MedMaster
Systems, Inc., among others, was also named as a cross defendant in the cross complaint. The cross complaint alleged one cause of action against the Company for failure to satisfy its loan obligation with County Savings Bank. Pursuant to a stipulation with counsel for the Cross-claimant no response was filed on behalf of the Company.


Item 2 - Changes in Securities

NONE.





Item 3 - Defaults Upon Senior Securities

NONE.


Item 4 - Submission of Matters to a Vote of Security Holders

NONE.


Item 5 - Other Information

NONE.


Item 6 - Exhibits and Reports on Form 8-KError! Reference source not found.

NONE.



Signatures


Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

	MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES



Date:	November 14, 1995					By:

									David C. Marx
									Chief Executive Officer



Date: November 14, 1995					By:

									Ronald G. Case
									Sr. Vice President



MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES


See notes to consolidated condensed financial statements.

- 3 -

MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements


- 11 -

MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial
Condition and Results of Operations

MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES

Part II - Other Information




- 12 -