Form 10-Q
period 1995-12-31
MEDMASTER SYSTEMS INC /DE/
filed 1996-02-14
CIK 794324

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended
December 31, 1995

Commission File Number
0-14757


MEDMASTER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)


Delaware
(State of incorporation)

No. 87-0400472
(I.R.S. Employer Identification Number)


  2072 North Main
Logan Utah
(Address of principal executive offices)

84341
(Zip Code)

801-753-4101
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirementsfor the past 90 days:

		Yes     X                  No


As of December 31, 1995, outstanding shares of common stock were 10,844,117.


MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information:

	Consolidated Condensed Balance Sheets - December 31, 1995 and March 31,
1995

	Consolidated Condensed Statements of Operations - Three Months and Nine
Months
		Ended December 31, 1995 and 1994

	Consolidated Condensed Statements of Cash Flows - Three Months and Nine
Months
		Ended December 31, 1995 and 1994

	Notes to Consolidated Condensed Financial Statements

	Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

	Item 1.  Legal Proceedings

	Item 2.  Changes In Securities

	Item 3.  Defaults Upon Senior Securities

	Item 4.  Submission Of Matters To A Vote Of Security Holders

	Item 5.  Other Information

	Item 6.  Exhibits and Reports on Form 8 - K

	Signatures


MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(Unaudited)
Assets
						Dec. 30, 1995	March 31, 1995
						(Unaudited)
Current Assets
	Cash					$61,945		$27,026
	Accounts Receivable  (net of bad debt allowance of $69,413 and $75,000):

	   Trade					$412,139	$512,627
	   Other					$8,400		$0
	Prepaid Expenses				$17,166		$20,138
Total Current Assets				$499,650	$559,791

Property & Equipment net of
accumulated depreciation of
$266,152 and $257,950				$24,268		$35,720
Note Receivable - Related Party 			$85,741		$331,689
Other Assets					-			-
TOTAL ASSETS				$609,659	$927,200

Liabilities & Shareholders' Equity

Current Liabilities
	Current Maturities of
	Long-Term Debt				$0		$1,362,087
	Accounts Payable				$22,949		$208,353
	Demand Reserve Account			$413,855	$244,946
	Accrued Expenses			$453,539	$1,911,901
Total Current Liabilities				$890,343	$3,727,287

Long-Term Debt less
   current maturities				-		-

Shareholders' Equity
	Common Stock - $.01 par value;
	authorized - 30,000,000 shares;
	issued - 10,844,117 shares.
	Preferred Stock - $.01 par value;
	authorized - 500,000 shares;
	none issued and outstanding.		$108,441	$108,441
	Additional Paid-in Capital		$3,140,825	$3,140,825
	Retained (deficit)				($3,529,950)	($6,049,353)
Sub-Total					($280,684)	($2,800,087)

	Less: Treasury Stock			-		-

Stockholders' Equity				($280,684)	($2,800,087)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY			$609,659	$927,200

See accompanying notes to consolidated condensed financial statements.


MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Unaudited)

				Three Months Ended		Nine Months Ended
				December 31,			December 31,
				1995		1994		1995		1994
Net Revenues:
	Healthcare		$94,648		$102,910	$306,809	$354,649
	Computer Software	$1,653		$3,117		$6,143
	$8,070
	Printing			$2,189		$1,416		$7,813
	$3,019
	Travel			$12,489		$9,180		$40,063
	$34,533

				$110,979	$116,623	$360,828	$400,271

General and Administrative Expenses:

	Related Parties		$13,305		$13,305		$39,915
	$39,915
	Bad Debt		$0		$3,000		$0		$6,000
	Other			$177,241	$202,080	$528,798	$597,915

				$190,546	$218,385	$568,713	$643,830

Income (Loss)
from Operations			($79,567)	($101,762)	($207,885)	($243,559)

Other Income (Expenses):
Interest Income -
  Related Party			$0		$0		$0		$0
Interest Income -
  Other				$4,665		$213		$17,564
	$688
Dividends			$0		$0		$0		$0
Interest Expense			($11,678)	$66,168		($140,410)
	($196,245)
Gain <Loss> On
Sale Of Securities		($70,045)	$0		($70,045)	$0

				($77,058)	($65,955)	($192,891)	($195,557)

Income (Loss) Before Provision
for Income Taxes &
Extraordinary Item		($156,625)	($167,717)	($400,776)	($439,116)
Income Tax
Expense (Benefit)		-		-		-		-
Income (Loss) Before
Extraordinary Item		($156,625)	($167,717)	($400,776)	($439,116)
Extraordinary Item -
Gain on Settlement		-		-		$2,924,875	-

Net Income (Loss)		($156,625)	($167,717)	$2,524,099	($439,116)

Per Share
  Earnings (Loss)			($0.01)		($0.02)		$0.25
	($0.04)

Weighted Average
Number of Common Shares
Outstanding			10,844,117	10,844,117	10,844,117	10,844,117

See accompanying notes to consolidated condensed financial statements.


MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Unaudited)

						Nine Months Ended December 31,
						1995			1994
Cash flows from operating activities:

Net Gain (Loss)					$2,524,099		($439,116)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization			$15,858			$16,663
Provision for losses on
accounts receivable				$0			$6,000

Changes in assets and liabilities:
Decrease(increase) in
  marketable securities				$70,045			$0
Decrease in accounts receivable			$171,977		$738,347
Decrease(increase) in
  prepaid expenses				$2,972			$1,674
Increase(decrease) in current
maturities of long term debt			($1,362,087)		$0
Increase(decrease) in
  accounts payable				($185,404)		($190,145)
Increase(decrease) in
  demand reserve deposits				$168,909		$111,927
Increase(decrease) in
  accrued expenses				($1,544,103)		($189,697)
Total adjustments				($2,661,833)		$478,106

Net cash (used) provided by
  operating activities				($137,734)		$38,990

Cash flows from investing activities:
Capital expenditures				($3,250)			($20,141)
Payments received on
  note receivable, related party			$175,903		$0
Net cash provided by (used in)
  investing activities				$172,653		($20,141)

Cash flows from financing activities:
Principal payments on long term debt		$0			$0
Net cash used in financing activities		$0			$0

Net increase(decrease) in cash			$34,919
	$18,849
Cash at beginning of period			$27,026			$40,278
Cash at end of period				$61,945			$59,127

Supplemental disclosure of cash flow information:

Cash paid during the period for interest		$17,941
	$24,464

See notes to consolidated financial statements.


MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - In  the  opinion of the Company,  the accompanying unaudited
consolidated condensed financial  statements  contain   all adjustments
(consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1995 and the results of operations for the three months and nine months ended December 31, 1995 and 1994 and changes in cash flows for the nine months ended December 31, 1995 and 1994. The consolidated condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ending March 31, 1995.

Note 2 - The results of operations for the three months and nine months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Gross transactions (the total amount of billings submitted by Health
Care Providers during the period, as well as a portion of income from other operations) decreased $14,725 or 2% and $372,366 or 17% for the three months and nine months ended December 31, 1995 as
compared to the same periods in 1994 from $621,892 to $607,167 and from $2,222,407 to $1,850,041, respectively.  Net revenues decreased $5,644 or 5% and $39,443 or 10% for the three months and nine months ended December 31, 1995 as compared to the same periods in 1994 from $116,623 to $110,979 and from $400,271 to
$360,828, respectively.   These decreases are a result of the Company
lacking working capital which would allow for an increase in the volume of healthcare services financed by the Company for patients of participating healthcare providers. The Company is now focusing on providing office management services to healthcare providers and other small businesses. These services do not require the Company to provide upfront cash to its clients but, instead, will operate in a fee for service situation. Consequently, the Company has become a TRW authorized reseller of credit reports and is providing credit reports, billing services and pre-collection & collection services to clients. Although this direction will initially result in a decrease in revenues, management has determined that it is in the best interest of the Company.

General and administrative expenses decreased $27,839 or 13% and $75,117 or 12% for the three months and nine months periods ended December 31, 1995 as compared to the same periods in 1994 from $218,385 to $190,546 and from $643,830 to $568,713, respectively.
Management will continue to focus on controlling expenses in an effort to become profitable.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital for the nine months ended December 31, 1995 of a negative $(304,952) decreased $2,862,544 from the March 31, 1995 balance of a negative $(3,167,496). The change is primarily due to settlement reached with County Savings Bank, Resolution Trust
Corporation, Bartlett Schlumberger Capital Corporation and other parties. Funds for the settlement, as well as, additional cash needed by the Company was provided by Daro Group, a related party, in the form of marketable securities. Through the liquidation of these securities the Company incurred a loss of $70,045. The settlement agreement provided that the terms and conditions of the settlement remain confidential. As a result of the settlement, the Company realized one time extraordinary revenue related to the forgiveness of debt of $2,924,875.

PART  II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
NONE. There are no pending legal proceedings outside of the normal course of business to which the Company is a party or of which any of its property is the subject.

Item 2.  CHANGES IN SECURITIES
NONE.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
NONE.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NONE.

Item 5.  OTHER INFORMATION
NONE.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
NONE.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES


Date: February 7,  1995	BY____[ SIGNED]____________
 		    	      David  C.  Marx
			      President and
			      Chief Executive Officer