Form 10-K
period 1996-03-31
MEDMASTER SYSTEMS INC /DE/
filed 1996-06-28
CIK 794324

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C. 20549

 ------------------------------------------------------------------

                              FORM 10-K

 ------------------------------------------------------------------

            Annual Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
 For the fiscal year ended March 31, 1996  Commission File Number 0-14757

                        MEDMASTER SYSTEMS, INC.
       (Exact name of registrant as specified in its charter)

     Delaware                                     No. 87-0400472
(State or other jurisdiction of
 incorporation or organization)    (I.R.S. Employer Identification Number)

          2072 North Main, Logan Utah                       84321
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code     (801) 753-4101


    Title  of  each class           Name of each exchange on which registered
          None                               None

Securities registered pursuant to Section 12(g) of the Act:

    Common Stock $.01 Par Value.

    Warrants to purchase Common Stock exercisable on or before July 10, 1998.

    As of June 21, 1996, 10,844,117 shares of Common Stock were outstanding.

     The aggregate market value of the voting stock of the registrant held by non-affiliates on June 21, 1996 was $163,061 based upon the average bid and asked prices of such stock on that date.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X______                   No ______
                               PART I

Item 1.  BUSINESS

GENERAL

MedMaster Systems, Inc. (the Company) was incorporated in the State of Delaware on August 12, 1983, to acquire the outstanding capital stock of Medac Inc. ("Medac") and Financial Computer Services, Inc. ("FCS"), the successor to a business established by David C. Marx, the Company's principal officer and largest stockholder. The Company's executive offices and principal place of business are located at 2072 North Main, Logan, Utah, 84321, telephone number
(801) 753-4101.

The Company's MedMaster System was introduced in April 1981 in Utah. The Company factors receivables from Health Care Providers on the MedMaster System. MedMaster Systems, Inc. provides a computerized and manual health care financing and office management system (the "MedMaster System") which permits the financing and billing of health care services provided to individuals or families ("Patients") by physicians, dentists, pharmacists and other professionals ("Health Care Providers") participating in the MedMaster System. Under the MedMaster System, the Company (i) makes payment to Health Care Providers against billings to Patients with approved credit, which payments are made without recourse so that the Company assumes the risk of collection from the Patient; (ii) undertakes to bill and collect payment on behalf of Health Care Providers from Patients without approved credit where monies were not advanced to the Health Care Provider; and (iii) in some cases provides only a fee-for-service billing service to the Health Care Provider. In the first two arrangements, the Company retains a portion of the billing as compensation for its services, the amount of which depends upon the services rendered. When MedMaster undertakes to bill and collect accounts that are not approved for credit, a minimum monthly billing fee of $2.00 or 1.5%, whichever is greater, is charged to the patient and 8% of the collected assigned amount is charged to the Health Care Provider. If additional collection actions are required the fee to the Health Care Provider is increased to as much as 50% of what is collected.

The provider customer base for financing and billing consisted of the following:

CLIENT DESCRIPTION                   1996         1995         1994

Dental or Dental Related                 46           66           78
Medical                                  2            5            5
Pharmacy Outlets                         21           27           33
Chiropractic                             3            3            4
Other  (i.e. hospitals,  optical,        9            7            7
ambulance, etc.)
Total Active Clients (1)                 81          108          127

                               PART I


Item 1.  BUSINESS (continued)

GENERAL (continued)

(1) Clients submitting at least one transaction to the Company during the fiscal year.

The Company assesses finance charges on amounts owed which are not paid by a Patient within 30 to 60 days after the statement billing date. Many patients have insurance that covers some of the services that they receive and are billed for. The Company provides a minimum monthly payment option for the patient. This allows the patient to keep the account current by paying part of the co-pay, or what they will be responsible for after insurance coverage, while waiting for their insurance payment. Even though it is policy that assignment of insurance benefits are made to MedMaster at the time the Health Care Provider provides services to the patient, the Company considers the agreement for insurance to be between the patient and the insurance company and holds the patient responsible for the account. If patients should receive insurance payments and do not submit them to be applied to their account the Company does not contact insurance companies to find out that payment has already been made. By holding the patient responsible, the Company does not have to get involved with the insurance companies. The Company finances its operations principally through internal cash flow and has in the past used bank loans and the proceeds from its July 1986 public offering.

The decline in participating providers from 1988 to about 1994 was primarily the result of the elimination by the Company of the recourse option which allowed a provider to be paid for accounts that were not credit approved if they provided their own guarantee to pay the account if the patient did not. Since 1994 the decline in participating providers has continued due to management's efforts to de-emphasize providing financing and to redirect the company toward fee-for-service activities.

A provider can terminate participation by providing 90 day written notice to the Company. The Company provides services that are not provided by other health care financing companies. Although the discount fee varies, it is competitive with other companies that do not offer many of the services provided by MedMaster. Included as part of the fee is license to the provider to use proprietary software developed by MedMaster.

Health  insurance  pricing has had minimal, if  any,  impact  on  the
Company. The major portion of the transactions processed by the Company have been dental related and/or not covered by insurance. Although it is possible that future changes in insurance pricing and coverage may impact the Company, at this point it has not been determined if it would be detrimental to MedMaster.
                               PART I


THE MEDMASTER SYSTEM

THE PARTICIPATION AGREEMENT:

Each potential Health Care Provider who wishes to participate in the MedMaster System completes a profile of his practice, which is reviewed by the Company. If after such review, including a credit evaluation, the Company approves the Health Care Provider for inclusion in the MedMaster System, the Health Care Provider executes an agreement with the Company and fills out related forms (such agreement and related forms being collectively referred to as the "Participation Agreement"). The Participation Agreement provides, among other things, that the Company will review all Patient accounts; collect agreed upon pre-existing indebtedness under one of several plans; code Patient accounts for future billing; set up a billing system for the Health Care Provider and train personnel in its use; review the creditworthiness of Patients and issue health care credit cards to Patients with approved credit; bill Patients under one of several payment plans; finance at a discount new patient accounts; provide monthly statements of account to Patients and weekly, monthly and annual reports to Health Care Providers; and provides MedMaster with the right of offset on any recourseable obligations.

After a practice has been sold and accepted on the MedMaster System the relationship between the practice and MedMaster is monitored on an ongoing basis. Part of the monitoring of a practice includes the communication that occurs with the practice, the production trends of the practice (increasing/decreasing), the volume of credit adjustments submitted by the practice and the volume of complaints coming from patients of the practice.

THE CREDIT CARD & CREDIT APPROVAL:

Plastic identification credit cards are issued to Patients with approved credit which permit them to charge the cost of obtaining health care services and products from participating Health Care Providers. Approved credit is determined by previous history with the MedMaster System and/or examination of previous retail credit experience based on the patient's retail credit report. When a Patient receives services from a Health Care Provider, appropriate entries are made on customized forms which evidence the services rendered to such Patient, the charges for such services, third-party reimbursement provisions (i. e. an insurance company) and terms of payment. These forms are completed by the Health Care Provider for each incidence of service and copies are sent to the Company and third-party payors. Billings to a Patient who is not approved to receive a credit card, while not financed by the Company, are processed and billed for the practice under the MedMaster System to the extent that such a Patient utilizes the services of a Health Care Provider on the MedMaster System. However, no advance payments are made by the Company to Health Care Providers for billings to Patients without approved credit. The Company uses various credit rating services to accredit existing and new Patients of a Health Care Provider.
                               PART I


PATIENT  PAYMENT AND COLLECTIONS:

Patients retain flexibility in choosing the payment plan financed through the MedMaster System. Alternatively, a Patient may choose to pay charges over a period of time, with interest accruing on the amount of such deferred charges commencing on the 30th day after the statement billing date. Where extended terms are chosen, minimum monthly payments are required. Each month the Patient is sent a statement setting forth all charges and payments made with respect to the Patient's account. Interest rates vary for some geographical areas and depend on whether or not the Company uses a third party for financing. Financing handled internally by the Company accrues interest on a previous balance basis at an annual rate of eighteen per cent. Minimum monthly payments are based on the account balance of an account and are approximately ten per cent of the outstanding balance.

If a Patient is consistently delinquent or review of their credit report confirms the Patient to be a credit risk based on their track record with other creditors, the account is flagged as an "exception account." The Health Care Providers are thereafter paid with respect to such accounts only after the Company actually collects the amounts billed. Collection procedures range from past due reminders and letters to legal proceedings. Additional fees are assessed against a patient for expenses incurred in enforcing collection for amounts due.

Fees to the Company for collections from Patients without approved credit or pre-existing indebtedness are earned upon actual collection of the billings and are at the same discount as the approved credit financing unless additional collection actions beyond monthly billing are required. If additional collection actions are required, the discount fee is increased to a fee comparable to what is charged by collection bureaus.

HEALTH CARE  PROVIDER  FINANCING AND  REPORTS:

MedMaster provides participating Health Care Providers with different methods of receiving payment from MedMaster. Initially, all funds collected from patients are deposited into the Company's operating account. The Company then either writes a check out of the operating account to remit the amount of funds due to the providers, net of the factoring commissions and fees, or retains the funds in the operating account to remit to the provider at a later date, also net of commissions and fees, upon demand with interest. The providers receive interest on funds owed them by the Company at variable graduated rates based on the amount of funds owed to them. Historically, these rates have ranged from 5.68% to 10.5%. The funds retained in the operating account are available to finance the Company's operations. The funds due providers at March 31, 1996 exceed cash held by $276,298.

An enrolling Health Care Provider is given several options with respect to pre-existing unpaid patient accounts, ranging from outright sale to the Company of the accounts at graduated, negotiated discounts, to payment from the Company, as collected, at the current discount. The Health Care Providers also have complete flexibility in the operation of their office procedures, including the amount of fees billed to Patients, the methods offered for payment and whether terms or discounts are granted.
                               PART I


PRINTING SERVICES

The Company initially organized its own print shop for the purpose of reducing its own printing costs and to provide quicker turn around time for insurance claim forms for participating practices. Subsequently, the Company began providing printing services beyond its own needs. Management has determined that the printing business can increase revenues and help the Company become profitable and have begun to place more efforts in promoting the printing business. Printing revenues of $21,035 comprised less than 1% of total revenues during the year ended March 31, 1996.

TRAVEL SERVICES

The Company owns a retail travel agency. It was originally purchased during December 1987 to reduce the travel costs required by MedMaster personnel in supporting Health Care Providers; in presenting workshops and seminars; and to generate revenues by providing travel services to the public and small businesses. Management has determined that this is another part of the Company that can increase revenues and help the Company become profitable and have begun to place more effort into promoting the travel business. Travel service revenues were $726,106 or 65% of total revenues during the year ended March 31, 1996.

EMPLOYEES

Including officers, the Company employs a total of 17 employees, 12 full-time and 5 part-time, who are responsible for the administration, billing, and collection functions of the MedMaster System and all other Company activities. This compares to March 31, 1995 and 1994, respectively, when the Company had a total of 17 and 19 employees, respectively. None of the Company's employees are members of any collective bargaining unit and the Company believes that its relations with its employees are satisfactory.

COMPETITION

There are a number of large, well-established companies including banks, factors, savings and loan associations, credit card companies, insurance companies and the like, with substantially greater capital resources and facilities than the Company, which the Company believes either provide some of the services provided by the Company or are in a position to establish systems similar to the MedMaster System. The Company is only a minor element in the administrative and financing servicing industries.

Item 2.  PROPERTIES

The Company leases its facilities in Logan, Utah (approximately 8,000 square feet) for an annual rental of $53,220, under a lease expiring December 31, 2000. Rental payments under the lease are subject to increase in the event of increases in real estate taxes or operating costs with respect to the premises. The lessor is a partnership consisting of David C. Marx and Ronald G. Case. Mr. Marx is Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Case is Senior Vice President and a Director of the Company.
                               PART I


ITEM 3.  LEGAL PROCEEDINGS

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
                               PART II


Item 5.   MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED
        STOCKHOLDER MATTERS

MARKET INFORMATION

On July 10, 1986, Units, each consisting of two shares of Common Stock and a Warrant to purchase one additional share of Common Stock of the Company, commenced trading on NASDAQ under the symbol MMSTU. Prior to that time, there was no public market for the Company's securities. The Common Stock and Warrants included in the Units became separately transferable on November 4, 1986 and commenced trading on NASDAQ under the symbols MMST and MMSTW. On December 29, 1987, the Company's Board of Directors and shareholders approved a three-for-one stock split in the form of a dividend. Pursuant to the stock split, on January 12, 1988, the transfer agent issued to each shareholder of record at the close of business on November 6, 1987, two additional shares of common stock of the Company for each share held by each such shareholder. Each warrant now entitles the holder to purchase a total of three shares of the Company's common stock at the original exercise price. The high and low quarterly bid quotations for the Common Stock during the fiscal years ending March 31, 1996 and 1995 adjusted to reflect the three-for-one stock split are as follows:

                            COMMON  STOCK

                                     1996                  1995

                              High          Low       High       Low

First Quarter (4/1 - 6/30)    1/32       1/32       1/32       1/32
Second Quarter (7/1 - 9/30)   1/32       1/32       1/32       1/32
Third Quarter (10/1 - 12/31)  1/32       1/32       1/32       1/32
Fourth Quarter (1/1 - 3/31)   1/32       1/32       1/32       1/32

Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily reflect actual transactions.

HOLDERS

As  of  June 21, 1996, there were 172 record holders of the Company's
Common Stock.

DIVIDENDS

The Company has never paid cash dividends on its Common Stock. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and financial condition of the Company, among other factors. The Company anticipates that for the foreseeable future it will follow a policy of using capital generated from operations to finance the expansion and development of its business.
                               PART II


Item 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the five years ended March 31, 1996. Such financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements for each of the years in the three-year period ended March 31, 1996 and related notes thereto included elsewhere in this Form 10-K.

                        1996       1995         1994        1993        1992
Income Statement data:
 Gross transactions
  from continuing
  operations (1)     $3,495,567  $4,249,838  $4,858,612  $6,194,674  $5,730,891
Factoring Commissions
  & Fees             $  342,257  $  537,141  $  532,134  $  692,558  $  662,799
Printing and travel
 fees                $   77,209  $   57,994  $   48,577  $   44,489  $   33,576
Credit Reporting Fees$   24,331  $   12,744  $       -   $       -   $       -
Net Revenues From
 Continuing
 Operations          $  443,797  $  607,879  $  580,711  $  737,047  $  696,375
Operating Expenses:
 Bad debt expense    $   52,036  $   68,325  $   77,540  $   83,624  $  179,036
 Other - net         $  718,299  $  997,634  $1,271,760  $1,072,137  $1,117,895
(Loss) from
 continuing
 operations          $ (326,538) $ (458,080) $ (768,589) $ (418,714) $ (600,556)
 Extraordinary item -
  Gain on debt
  settlement         $2,854,831  $       -   $       -   $       -   $       -
Net Income(Loss)     $2,528,293  $ (458,080) $ (768,589) $ (418,714) $ (600,556)
 Income(Loss) per share:
 Before extraordinary
  item               $     (.03) $     (.04) $     (.07) $     (.04) $     (.06)
 After extraordinary
  item               $      .26  $        -  $        -  $        -  $        -
Net income(loss) per
 share               $      .23  $     (.04) $     (.07) $     (.04) $   (.06)
Balance sheet data:
Total assets         $  670,636  $  927,200  $ 1,135,789 $1,389,949  $1,684,455
Working Capital
 (Deficit)          $ (355,258) $(3,167,496)$(2,729,643)$(1,974,324)$(1,607,627)
 Long-term debt less
  current maturity           -           -           -            -           -
Shareholders' equity
 (Deficit           $ (271,794) $(2,800,087)$(2,342,007)$(1,573,418)$(1,154,704)

(1) Represents full face amount of receivables purchased from or collected on behalf of Health Care Providers, as well as a income from other operations.
                               PART II


Item 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the past several years, the gross transactions volume has been at a level which has been supported by the Company's internal cash flow. To increase volume would require additional financing. Until the Company came to a settlement agreement with the Resolution Trust Corporation which finally occurred on September 25, 1995, it was not in a position to obtain additional financing. Subsequent to the settlement, the Company has worked on improving it's financial condition and future by providing more services for fees; less factoring & financing; and considered areas of focus other than Health Care given that industry's uncertain future. Management is reviewing all options and sources of revenue available to the Company at this time and believes that a re-direction of the Company focus is imperative to provide a viable future for the Company. There is no plan to discontinue all of the services the Company has provided in the past. However, some services which require substantial up-front capital, such as factoring, will be discontinued. Services, such as providing credit reports, collection letters and collection services will be expanded on a fee for service basis. In addition, the Company is considering the opportunities that are available for its' printing and travel services. There can be no assurance that the Company will be successful in these efforts.

Gross transactions (the total amount of billings submitted by Health Care Providers during the period, as well as a portion of income from other operations) decreased in 1996 as compared to 1995 and 1994 from $4,249,838 and $4,858,612 to $3,495,567 or 18% and 28%, respectively.

Year Ended March 31, 1996 as Compared to Year Ended March 31, 1995

FACTORING COMMISSIONS AND FEES

Factoring commissions and fees decreased $194,884 or 36% from $537,141 for the year ended March 31, 1995 to $342,257 for the year ended March 31, 1996. The decrease in factoring commissions and fees is due primarily to a redirection of the Company's focus. In an effort to improve its financial condition, the Company has determined that it will provide more services for fees and less factoring and financing services, as the factoring and financing require significant amounts of up-front capital with a relatively small rate of return.

PRINTING AND TRAVEL EXPENSE

Printing and travel fee revenues have increased $201,854 or 37% from $545,287 for the year ended March 31, 1995 to $747,141 for the year ended March 31, 1996. As discussed above, the increase is related to the Company's plans to provide more services for fees. Both the printing and travel services were initially organized for the Company's own needs. Subsequently, the Company began providing outside services and has implemented a plan to expand these services and become more profitable. The cost of printing and travel fees increased $182,639 or 37% from $487,293 for the year ended March 31, 1995 to $669,932 for the year ended March 31, 1996. This increase is directly related to the increase in printing and travel fee revenues.
                               PART II


PROVISION FOR CREDIT LOSSES

The net credit loss provision (recoveries) are comprised of the following:

                                       Year Ended March 31,

                                    1996         1995          1994
Provision   for   credit
 losses                            $52,036      $69,062       $77,796
Recoveries   of   credit
 losses                            (83,006)     (81,035)      (32,400)

                                  $(30,970)    $(11,973)      $45,396

The Company determined its provision for bad debts by evaluating its accounts receivable portfolio and the provider originating the receivables that become delinquent. The allowance for doubtful accounts is a valuation reserve for accounts receivable which management believes may become uncollectible. An allowance is established for receivables as they are determined to be uncollectible. The Company's allowance for doubtful accounts at March 31, 1996 and 1995 was $40,000 and $75,000, respectively.

The Company has provided a provision for credit losses based on a historical default rate of 12% to 15% of the outstanding receivables. Accordingly, the decrease in the provision for credit losses of $17,026 or 25% from fiscal 1995 to fiscal 1996, is directly related to the corresponding decrease in outstanding receivables. The bad debt recoveries have remained fairly constant from the year ended March 31, 1995 as compared to the year ended March 31, 1996. The Company has implemented the policy of charging off receivables when they are sent to a collection agency or to an attorney. However, the Company continues to service these accounts and has been successful in recovering these losses through judgments obtained and liens on property.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $151,187 or 19% from $777,576 during the year ended March 31, 1995 to $626,389 for the year ended March 31, 1996. The decrease in general and administrative expenses is due primarily to a decrease in payroll and related benefits as a result of scaling back the Company's factoring operations.

INTEREST EXPENSE

Interest expense-other decreased $125,983 or 49% from $259,538 during the year ended March 31, 1995 to $133,555 during the year ended March 31, 1996. The decrease in interest expense is related primarily to the settlement of debt of $1,362,087 with the Resolution Trust Corporation during fiscal 1996. Interest expense from bank debt was $95,434 and $229,065 during the years ended March 31, 1996 and 1995, respectively. Interest expense from funds due health care providers was $38,121 and $30,473 during the years ended March 31, 1996 and 1995, respectively.
                               PART II


LOSS FROM CONTINUING OPERATIONS

The Company incurred a consolidated net loss from continuing operations of $326,538 for fiscal year ending March 31, 1996 compared to a net loss of $458,080 in 1995. As a result of the Resolution Trust Corporation settlement, the Company realized a one-time extraordinary gain of $2,854,831 which resulted in a gain of $.23 per share in fiscal 1996.

Year Ending March 31, 1995 as Compared to March 31, 1994

FACTORING COMMISSIONS AND FEES

There was little change in factoring commissions and fees from fiscal 1994 to fiscal 1995. The Company was unable to expand its factoring operations in fiscal 1995 pending the settlement of a bank note with the Resolution Trust Corporation.

PRINTING AND TRAVEL FEES

Printing and travel fees increased $95,296 or 21% from $449,991 during the year ended March 31, 1994 to $545,287 during the year ended March 31, 1995. The increase in printing and travel fees is a result of the Company expanding these operations and providing less factoring services due to the amount of up-front capital required. The related costs of printing and travel fees increased $85,882 or 21% which was directly attributable to the increase in printing and travel revenues.

PROVISION FOR CREDIT LOSSES

The Company determined its provision for bad debts by evaluating its accounts receivable portfolio and the provider originating the receivables that become delinquent. The allowance for doubtful accounts is a valuation reserve for accounts receivable which management believes may become uncollectible. An allowance is established for receivables as they are determined to be uncollectible. The Company's allowance for doubtful accounts at March 31, 1995 and 1994 was $75,000 and $86,233, respectively. The Company has provided a provision for credit losses based on a historical default rate of 12% to 15% of the outstanding receivables. Accordingly, the decrease in the provision for credit losses of $8,734 or 11% is directly related to the corresponding decrease in outstanding receivables. Bad debt recoveries have increased $48,635 or 150% from fiscal 1994 to fiscal 1995 due to the Company changing its policy on charge-offs. In fiscal 1995, the Company implemented more stringent credit policies which resulted in earlier charge offs and a larger amount of recoveries than anticipated.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $33,176 or 4% from fiscal 1994 to fiscal 1995 due primarily to a bonus accrued by the Company in 1994 for David Marx as partial consideration to enter into an employment agreement.
                               PART II


INTEREST EXPENSE

In fiscal 1995, the Company incurred $19,046 of interest expense due to the creation of a note payable from a related partnership of $165,000 during fiscal 1995. Interest expense from bank debt was $229,065 and $229,069 during the years ended March 31, 1995 and 1994, respectively. Interest from funds due health care providers was $30,473 and $29,038 for the years ended March 31, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital for the fiscal year ended March 31, 1996 of a negative ($355,258) is down from the 1995 negative level of ($2,882,574) and 1994 negative level of ($2,729,643). The change is a result of the Resolution Trust Corporation settlement and realization of a one-time extraordinary gain of $2,854,831 by the Company.

                                          Year Ended March 31,

                                    1996         1995          1994
Cash provided (used) by
 operating activities              $(50,952)     $19,205      $(99,270)
Cash provided (used) by
 investing activities                 7,553      (24,937)      (28,797)
Cash provided (used) by
 financing activities               232,836       (7,520)       44,846

                                   $189,437     $(13,252)     $(83,221)

The Company is currently working on improving it's financial condition and future by providing more services for fees; less factoring & financing; and considered areas of focus other than Health Care given that industry's uncertain future. Management is reviewing all options and sources of revenue available to the Company at this time and believes that a re-direction of the Company focus is imperative to provide a viable future for the Company. There is no plan to discontinue all of the services the Company has provided in the past. However, some services which require substantial up-front capital, such as factoring, will be minimized. Services, such as providing credit reports, collection letters and collection services will be expanded on a fee for service basis. In addition, the Company is considering the opportunities that are available for its' printing and travel services. There can be no assurance that the Company will be successful in these efforts.

Cash provided by operating activities decreased $70,157 from fiscal 1994 to fiscal 1995 primarily as a result of a significant decrease in factoring commissions and fees. Cash provided by operating activities increased $118,475 from fiscal 1994 to fiscal 1995 due primarily to the accrual of an officer's bonus of approximately $220,000 in fiscal 1994.

Cash provided by investing activities has increased in fiscal 1996 as compared to fiscal 1995 and 1994 as a result of payments received in fiscal 1996 on a note receivable from a related partnership and fewer capital expenditures in 1996 as a result of the Company scaling back operations and monitoring expenditures.
                               PART II


Cash provided from financing activities increased significantly in fiscal 1996 as compared to 1995 and 1994 due to a large increase in funds due to providers which is comprised of collections on Type 2 accounts which were retained by the Company and used to fund operations.

The Company has an employment agreement with David C. Marx, an officer and director of the Company, and has accrued but deferred a substantial portion of the compensation owed him according to the agreement. The total amount owed Mr. Marx as of March 31, 1996 was $374,395 and is collateralized by all of the assets of the Company.

Management has previously implemented cost cutting actions including: staff reductions; reducing, freezing, & deferring wages; eliminating physical facilities used. To date, these actions have not been sufficient to allow the Company to be profitable. Although management continues to develop new revenue generating services and products, there can be no assurance that the Company will be successful in these endeavors.

INFLATION

The Company is not significantly affected by inflation. The Company has no manufacturing operations and does not require large investments in tangible assets. However, the rate of inflation would affect certain of the Company's expenses, such as employee compensation, rent and interest costs. The Company believes increases in its operating expenses that result from inflation will be generally recoverable in the prices of services offered by the Company. However, the additional interest costs may not be totally recoverable and may negatively impact Company results.

ADOPTION OF NEW ACCOUNTING RULES

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in fiscal 1996. There was no material effect on the financial statements from adoption.

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 established financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company currently accounts for stock-based compensation awards under the provisions of Accounting Principles Board Opinion No. 25, as permitted by FAS 123, and intends to continue to do so.
                               PART II


The foregoing discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the development. The forward-looking statements included herein are based on current expectations that involve numerous risk and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


Item 8.  Financial Statements and Supplementary Data

      Index  to  Consolidated Financial Statements and  Supplementary
Financial Data

                                                            Page No.

Independent Auditors' Reports                                    F-1

Financial Statements:

Consolidated Balance Sheets, March 31, 1996 and 1995              F-2

Consolidated  Statements of Operations Years  Ended  March  31,
 1996, 1995 and 1994                                              F-3

Consolidated Statements of Shareholders' (Deficiency), Years
 Ended March 31, 1996, 1995, and 1994                             F-4

Consolidated  Statements of Cash Flows, Years Ended  March  31,
 1996, 1995, and 1994                                             F-5

Notes to Consolidated Financial Statements                        F-6

Consolidated Financial Statement Schedule:

     Schedule II - Valuation and Qualifying Account              F-16







                          Table of Contents

                                                                 Page

Independent Auditors' Report                                    F - 1

Financial Statements

 Consolidated Balance Sheets, March 31, 1996 and 1995           F - 2

 Consolidated  Statements of Operations, Years  Ended  March  31,
  1996, 1995 and 1994                                           F - 3

 Consolidated Statements of Stockholders' Deficiency, Years Ended
   March 31, 1996, 1995 and 1994                                F - 4

  Consolidated  Statements of Cash Flows, Years  Ended  March  31,
   1996, 1995 and 1994                                          F - 5

Notes to Consolidated Financial Statements                      F - 6

Consolidated Financial Statement Schedule:

   Schedule II - Valuation and Qualifying Account              F - 16





                    INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
MedMaster Systems, Inc.
Logan, Utah


We have audited the accompanying consolidated balance sheets of MedMaster Systems, Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years in the three-year period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MedMaster Systems, Inc. and subsidiaries as of March 31, 1996 and 1995, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended March 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital and stockholders' deficiency of $355,258 and $271,794, respectively at March 31, 1996, and has suffered recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                 Ehrhardt Keefe Steiner & Hottman PC

June 3, 1996
Denver, Colorado
                     Consolidated Balance Sheets

                                                March 31,
                                             1996         1995
                               Assets
Current assets (Note 9)
  Cash                                       $206,463    $ 17,026
  Restricted certificate of deposit            10,000      10,000
   Factor receivable - net of allowance  for
    credit loss of $40,000 (1996) and $75,000
    (1995)                                    303,121     512,627
  Prepaid expenses                             20,821      20,138
  Note receivable - related party (Note 3)     46,767     284,922
          Total current assets                587,172     844,713

Property and equipment (Note 9)
  Furniture and equipment                     226,665     293,670
  Less accumulated depreciation              (207,068)   (257,950)
                                               19,597      35,720
 Other assets (Note 9)
   Note receivable - related party (Note 3)        -       46,767
  Cash surrender value of life insurance       63,867          -
                                               63,867      46,767

                                             $670,636    $927,200

              Liabilities and Stockholders' Deficiency
Current liabilities
  Notes payable (Note 4)                     $     -     $1,362,087
  Note payable - related party (Note 5)            -        165,000
  Accounts payable                             54,659        43,353
  Funds due to providers (Note 6)             482,761       244,946
  Accrued expenses
      Interest (Note 4)                            -      1,517,410
      Interest - related parties                   -         19,046
      Officer compensation (Note 9)           374,395       375,445
      Other                                    30,615           -
          Total current liabilities           942,430     3,727,287

Commitments and contingencies  (Notes  2,
7, 8 and 9)

Stockholders' deficiency (Note 7)
   Preferred stock, $.01 par; authorized
    500,000 shares; none issued and
    outstanding                                   -            -
   Common stock, $.01 par; authorized
    30,000,000 shares; issued and outstanding
    10,844,117 shares in 1996 and 1995         108,441      108,441
  Additional paid-in capital                 3,140,825    3,140,825
  Accumulated deficit                       (3,521,060)  (6,049,353)

                                              (271,794)  (2,800,087)

                                            $  670,636  $   927,200



                Consolidated Statements of Operations

                                           Year Ended March 31,
                                     1996         1995          1994
Revenues
   Factoring commissions and
    fees                          $342,257      $ 537,141     $ 532,134
  Printing and travel fees         747,141        545,287       449,991
  Credit report fees                24,331         12,744            -

                                 1,113,729      1,095,172       982,125
Cost and expenses
   Cost of printing and travel
    fees                           669,932        487,293       401,414
   Net  (recoveries) provision
    for credit losses              (30,970)      (11,973)        45,396
  General and administrative       626,389       777,576        810,752
   Rent - related party (Notes
    8 and 9)                        53,220        53,220         53,220
  Other - related party                  -            -         220,305
                                 1,318,571     1,306,116      1,531,087

Loss from operations             (204,842)      (210,944)      (548,962)

Other income (expense)
  Interest income -
      Related parties (Note 3)      19,515        30,412         30,000
      Other                              -         1,036          8,480
  Interest expense -
      Related parties (Note 5)      (7,656)      (19,046)            -
      Other                       (133,555)     (259,538)      (258,107)

                                  (121,696)     (247,136)      (219,627)

Loss before extraordinary item    (326,538)     (458,080)      (768,589)

Extraordinary item
  Gain on settlement of debt     2,854,831             -             -

Net income (loss)               $2,528,293    $(458,080)      $(768,589)

Income (loss) per common share
 Loss before extraordinary item       (.03)        (.04)           (.07)
 Extraordinary item                    .26           -               -

 Net income (loss) per common
  share                                .23          (.04)          (.07)

 Weighted average common shares
  outstanding                    10,844,117    10,844,117     10,844,117





         Consolidated Statements of Stockholders' Deficiency
             Years Ended March 31, 1996, 1995, and 1994

                                    Additional                   Total
                    Common Stock      Paid-in    Accumulated  Stockholders'
               Shares       Amount    Capital     Deficit     Deficiency

Balance -
 March 31,
 1993        10,844,117    $108,441  $3,140,825   $(4,822,684  $(1,573,418)

Net loss             -           -           -       (768,589)    (768,589)

Balance -
 March 31,
 1994        10,844,117     108,441   3,140,825    (5,591,273   (2,342,007)

Net loss            -            -            -      (458,080)    (458,080)

Balance -
 March 31,
 1995        10,844,117     108,441   3,140,825    (6,049,353)  (2,800,087)

Net income           -           -           -      2,528,293    2,528,293

Balance -
 March 31,
 1996        10,844,117    $108,441   $3,140,82   $(3,521,060  $(271,794)



                Consolidated Statements of Cash Flows

                                          Year Ended March 31,
                                    1996         1995          1994
Cash flows from operating
 activities
 Net income (loss)               $2,528,293    $(458,080)   $(768,589)
 Adjustments to reconcile net
  income (loss) to net cash (used)
  provided by operating activities
   Depreciation                      20,529       22,356       20,601
    Rent expense applied as
     payments on note receivable
     - related party                 53,220       53,220       53,220
   Loss of disposal equipment            -            -        30,646
    Interest applied to note
     receivable - related party     (17,974)     (30,412)     (30,000)
   Gain on settlement of debt    (2,854,831)          -            -
   Interest applied to note
    payable - related party           7,651           -            -
   Change in assets and
    liabilities -
     Restricted certificate of
      deposit                            -            -        19,126
     Accounts receivable            209,506       169,105     112,376
     Prepaid expenses                  (683)        6,005      (6,233)
     Accounts payable                11,306       (17,198)       (407)
     Cash surrender value of
      life insurance                (63,867)            -          -
     Accrued expenses                55,898       274,209     469,990
                                 (2,579,245)      477,285     669,319
       Net cash (used in)
        provided operating
        activities                  (50,952)       19,205     (99,270)

Cash flows from investing
 activities
 Loan to related party - note
  receivable                        (18,041)          -              -
 Payments received from related
  party - note receivable            30,000           -              -
 Capital expenditures                (4,406)     (24,937)      (28,797)
      Net cash provided by
       (used in) investing
       activities                     7,553      (24,937)      (28,797)

Cash flows from financing
 activities
 Payment on note payable -
  related party                     (44,979)          -              -
 Proceeds from note payable -
  related party                      40,000      165,000             -
 Funds due to providers             237,815     (172,520)       44,846
      Net cash provided by
       (used in) financing
       activites                    232,836       (7,520)       44,846

Net increase (decrease) in cash     189,437      (13,252)      (83,221)

Cash at beginning of year            17,026       30,278       113,499

Cash at end of year                $206,463      $17,026      $ 30,278

Supplemental disclosure of cash flow information:

     Cash paid during the year for interest was $38,121 in 1996, $30,496 in 1995, and $29,066 in 1994.

    During 1996 note payable - related party in the amount of $167,672 was offset against the note receivable - related party.


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

MedMaster  Systems,  Inc. provides an accounts  receivable  factoring service  to  health  care providers participating  in  the  MedMaster
System.   The  Company  grants credit to customers  who  are  located primarily in the western part of the United States.

Principles of Consolidation

The  consolidated  financial  statements  include  the  accounts   of
MedMaster  Systems,  Inc. and its wholly owned subsidiaries:   Medac,
Inc.,  Ink, Inc., and Sunrise Travel, Inc.  All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The   Company  charges  an  average  commission  of  8%  on  factored
receivables  it collects on behalf of its subscribers.   The  Company
classifies  receivables  as either Type 1 or  Type  2  based  on  the assessed  credit worthiness of the customer.  Commissions on  type  1
nonrecourse   receivables  are  nonrefundable  and  are   immediately
recognized as income.  Collections on Type 2 receivables are remitted to  subscribers as collected, net of the Company's commission,  which is  recognized  as income when collected.  The factoring  commissions are  recognized when purchased rather than over the period of service because  the differences between the effects of such allocations  and the effects of immediate recognition is immaterial.  Printing, credit reporting  and travel service revenues are recognized as income  when earned.

Depreciation

Depreciation  is  provided  on  the  straight-line  basis  over   the
estimated  useful asset lives of the underlying assets  ranging  from three to seven years.

Use of Estimates

The  preparation of financial statements in conformity with generally accepted  accounting principles requires management to make estimates and  assumptions  that  effect the reported  amounts  of  assets  and liabilities  and disclosure of contingent assets and  liabilities  at the  date  of  the financial statements and the reported  amounts  of
revenue  and  expenses during the reporting period.   Actual  results
could differ from those estimates.


Note  1 - Organization and Summary of Significant Accounting Policies
(continued)

Gross Transactions

The total amount of billings submitted to the Company by health care providers during the year is presented in the following table:


                                        For  the Year Ended March 31,
                                        1996         1995        1994
      Gross billings submitted by
       health care providers         $ 2,492,440   $ 3,480,564  $ 4,189,863
       Finance charges                   135,573       163,607      149,047
       Late fees                          13,677        23,908       41,897
       Miscellaneous                      24,666        25,819       27,843

                                     $ 2,666,356   $ 3,693,898  $ 4,408,650

Income Taxes

The Company records deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Concentration of Credit Risk

The Company maintains cash balances in excess of federally insured limits at certain financial institutions.

Reclassifications

Certain 1995 and 1994 amounts have been reclassified to conform to 1996 presentation.


Note  1 - Organization and Summary of Significant Accounting Policies
(continued)

Accounting Standards Not Yet Adopted

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company elected to adopt Statement 121 for the 1995 financial statements, the adoption of which did not have an effect on the Company's financial statements.

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company currently accounts for stock-based compensation awards under the provisions of Accounting Principles Board Opinion No. 25, as permitted by FAS 123, and intends to continue to do so.


Note 2 - Continued Operations

The Company has suffered recurring losses from operations, and as of March 31, 1996, the Company had working capital and stockholders' deficiencies of $355,258 and $271,794, respectively, which is funded through participating health care providers and related parties. Cash currently generated from operations and the Company's current cash position are not adequate to retire its current liabilities, thus raising substantial doubt about the Company's ability to continue as a going concern. Management is considering all options and sources of revenue available to the Company and believes that a redirection of the Company focus is imperative to provide a viable future. Management is in the process of developing a plan to expand fee for service activities such as providing credit reports and to reduce factoring services due to the up-front cash flow required. In addition, the Company plans to expand operations of its printing and travel segments. There can be no assurances that the Company will be successful in these endeavors. The accompanying financial statements do not include any adjustments relating to this uncertainty.


Note 3 - Note Receivable

                                                  March 31,

                                              1996         1995
Note   receivable  -  related   party,   a
partnership owned by certain officers and
directors of the Company.  Originally due
in   monthly   installments   of   $1,400
including interest at 9%, until  paid  in
full.  Currently, monthly rental payments
to  the related partnership of $4,435 are
offset against the note balance (See Note
8).  The note is without collateral.         $46,767       $331,689

The Company advanced funds to this partnership pursuant to a promissory note dated February 1, 1985. Approximately $167,000 was loaned to the partnership during the years ended March 31, 1986 and 1985, which was to be used by the partnership to develop the building currently occupied by the Company and for other investment purposes. In addition, $200,000 was loaned to the partnership during the year ended March 31, 1987, and was used by the partnership to acquire a 5% interest in the Company's underwriter, Beuret & Company, which has
ceased   doing   business.   Interest  income  on   this   note   was
approximately $18,000, $30,000 and $30,000 for the years ended March 31, 1996, 1995 and 1994, respectively, and has been added to the principal balance.


Note 4 - Note Payable

                                              March 31,

                                            1996         1995
Note  payable - bank, settled  in  October
1995.                                      $  -       $1,362,087


On September 25, 1995 the RTC and the Company reached a settlement agreement. The settlement agreement provided that the terms and conditions of the settlement remain confidential. In accordance with the agreement, the applicable parties agreed to a complete dismissal of all actions pertaining to the Company. All actions were dismissed in December 1995. The Company sold investments originally purchased from a related company in order to pay the settlement amount. The Company sold the investments at a loss approximating $70,000, which is included in the gain on settlement of debt. A gain in the amount of $2,854,831 has been reflected as an extraordinary item in the accompanying consolidated financial statements.


Note 5 - Note Payable - Related Party

                                                  March 31,

                                              1996         1995
Note   payable   -   related   party,   a
partnership owned by certain officers and
directors  of  the Company; during  1996,
the  note balance was offset against  the
note  receivable to the partnership (Note
3).                                           $ -          $165,000


Note 6 - Funds Due to Providers

Upon collection of factored receivables, the health care providers have the option of receiving payment immediately or receiving payment at a later date on demand with interest. The Company pays the interest at graduated rates based on the amount of funds retained by the Company. The health care providers have access to these funds, subject to the Company's approval for their withdrawal. The funds due to providers at March 31, 1996 exceed cash held by $276,298. Interest expense incurred by the Company relative to these accounts amounted to $38,121, $30,473 and $29,038, for the years ended March 31, 1996, 1995 and 1994, respectively.


Note 7 - Preferred Stock and Common Stock

On August 17, 1983, the Board of Directors authorized 500,000 shares of preferred stock at $.01 par value per share, which may be issued in series with rights and preferences to be determined by the Board of Directors. As of March 31, 1996, no series had been designated nor shares issued.

On January 1, 1986, the Company's stockholders approved an incentive stock option plan wherein options to purchase 451,770 shares of common stock may be granted to officers and key employees of the Company. The option price per share is the greater of the fair market value of the Company's common stock on the date the option is granted or $1.11. On April 1, 1988, stock options to purchase 76,000 shares were granted to employees at an exercise price of $1.11 per share. The options expire April 1998. None of the options have been exercised as of March 31, 1996.

On July 10, 1986, the Company sold 4,830,000 shares of its common stock in a public offering. The offering consisted of the sale of 805,000 units where a unit consisted of six shares of common stock and one warrant to purchase three shares of common stock at $.83 per share. The expiration of the warrants was extended to July 10, 1998. As March 31, 1996, none of these warrants have been exercised.


Note 7 - Preferred Stock and Common Stock (continued)

In connection with the public offering, the Company also issued warrants to the underwriters to purchase 70,000 units where a unit consists of six shares of common stock and one warrant for the purchase of three shares at $1.16 per share. The warrants expire July 10, 1996. The exercise price for each unit is $6.67. As of March 31, 1996, none of these warrants have been exercised.

On November 16, 1987, the Board of Directors authorized a stock option grant to an officer of the Company to purchase 450,000 shares of the Company's common stock. The options were granted on November 16, 1988, at an option price of $.09375 per share. These underlying options can be exercised anytime and expire in November 1998. As of March 31, 1996, there were no options exercised under this agreement.

At March 31, 1996, outstanding options and warrants, all of which are exercisable, to purchase shares of the Company's common stock are summarized as follows:

                              Expiration    Number of      Exercise
                                 Date         Shares        Price
Stock   warrants  issued   in
connection  with  a   public  July 1996-J
offering                      uly 1998       2,625,000   $.83 to $6.67
Officer  and employee  stock   April and
options                        Nov-ember       526,000   $.09 to 1998                      $1.11

                                             3,151,000   $.09 to $6.67


Note 8 - Obligations Under Leases

On January 1, 1986, the Company entered into a lease agreement for its operating facilities with the DARO Group, a partnership owned by certain officers and directors of the Company. This lease expires on December 31, 2000. Rent expense to this partnership totaled approximately $53,200 for each of the years ended March 31, 1996, 1995, and 1994.


Note 8 - Obligations Under Leases (continued)

The future minimum lease commitments as of March 31, 1996, are as follows:


  Year Ending March 31,
                                                   Amount
       1997                                       $ 53,220
       1998                                         53,220
       1999                                         53,220
       2000                                         39,915

                                                  $199,575

The real estate lease contains certain escalation clauses which provide for additional rents for increases in real estate taxes and other charges. The partnership's indebtedness at March 31, 1996 on this property was approximately $140,000 with quarterly installments of approximately $9,000 including interest at 85% of the bank's prime rate.

Rent expense for all leases, including equipment, was $62,711, $59,600 and $60,434 for the years ended March 31, 1996, 1995 and 1994, respectively.


Note 9 - Commitments and Contingencies

Employment Agreement

Effective April 1, 1994, an officer and director of the Company entered into a three year employment agreement, whereby the officer is entitled to receive approximately $110,000 per year through the fiscal year ending March 31, 1997. As partial consideration to enter into the agreement, the officer received a bonus of approximately $220,000, which has been accrued as of March 31, 1995. The $220,000 approximates the consideration pursuant to a former employment agreement that has been forgone by the officer over the past several years due to the financial condition of the Company.


Note 10 - Income Taxes

Following is a reconciliation between the Company's effective income tax rate and the United States statutory rate:

                                             For the Years Ended
                                                 March 31,
                                       1996         1995          1994
Federal  statutory  income  tax          34%        (15)%         (15)%
(benefit) rate
State income taxes                         5          (5)           (5)
Permanent differences                      1            1             1
Federal  net  operating  losses         (40)           -             -
utilized

                                          0%        (19)%         (19)%

The components of deferred taxes are as follows:

                                                     March 31,
                                                1996         1995
 Net operating loss carryforwards           $703,501      $926,244
 Cash basis income tax reporting              84,493       348,946
 Capital loss carryforwards                   19,682         5,474
 Depreciation                                  7,080         7,078
 Tax credits                                   6,796         6,796

Deferred tax asset                            821,552    1,294,538
Valuation allowance                          (821,552)  (1,294,538)

                                            $      -    $       -

The Company has impaired its deferred tax asset because it has determined that due to the existence of losses it is more likely than not that the tax asset will not be utilized.

At March 31, 1996, the Company has approximately $3,518,000 of net operating loss carryforwards which expire in 2004 through 2010. During the year ended March 31, 1996, the Company utilized net operating loss carryforwards of approximately $1,113,000.


Note 10 - Income Taxes (continued)

The net operating losses expire in the following years:

          Year Ending March 31,
               2004                      $  905,000
               2005                       1,013,000
               2006                         354,000
               2007                         576,000
               2008                         224,000
               2009                         285,000
               2010                         161,000

                                         $3,518,000


Note 11 - Industry Segment Information

The  Company  operates  in  two  significant  industry  segments,  as
outlined  below.   The following is industry segment information  for
1996, 1995, and 1994:

                         Factoring
                         Commission
                            and             Travel
                            Fees             Fees     Corporate   Consolidated
Year ended March 31, 1996
    Revenue               $ 342,257        $ 735,427    $36,045   $1,113,729
    Income (loss) from
     operations           $(306,384)       $  69,360    $32,182   $(204,842)
    Depreciation and
     amortization         $  18,434        $   2,095    $    -    $      -
    Identifiable assets   $ 668,636        $   2,000    $    -    $ 670,636

Year Ended March 31, 1995
    Revenue               $ 536,403        $ 540,582    $18,187   $1,095,172
    Income (loss) from
     operations          $ (282,419)       $  53,888    $17,587   $ (210,944)
    Depreciation and
     amortization        $   19,794        $   2,562    $    -    $   22,356
    Identifiable assets  $  923,105        $   4,095    $    -    $  927,200

Year Ended March 31, 1994
    Revenue              $  532,134        $ 438,190    $11,801   $  982,125
    Income (loss) from
     operations          $ (601,053)       $  42,903    $ 9,188   $ (548,962)
    Depreciation and
     amortization        $   16,463        $   4,138    $    -    $       -
    Identifiable assets  $1,129,132        $   6,657    $    -    $1,135,789


Note 12 - Disclosure About Fair Value of Financial Instruments

At March 31, 1996, the fair values of the factor receivables approximated carrying values because of the short-term nature of these instruments.








                   INDEPENDENT AUDITORS' REPORT ON
                       SUPPLEMENTAL SCHEDULES




Board of Directors
MedMaster Systems, Inc.
Logan, Utah


We have audited the consolidated financial statements of MedMaster Systems, Inc. and subsidiaries as of March 31, 1996 and 1995, and for each of the years in the three-year period ended March 31, 1996, and have issued our report thereon dated June 3, 1996. Our audits also included the financial statement schedule of MedMaster Systems, Inc. and subsidiaries. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule taken as a whole, presents fairly, in all material respects, the information set forth herein.





                                 Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado
June 3, 1996

                  Valuation and Qualifying Account


Column A                     Column B     Column C    Column D     Column F
                             Balance at   Charged to                Balance at
                            Beginning of  Costs and                     End
Description                    Period     Expenses    Deduction       Period

Year ended March 31, 1996
 Allowance for doubtful
  accounts (deducted from
  accounts receivable)       $ 75,000     $52,036     $(87,036)(a)  $ 40,000

Year ended March 31, 1995
 Allowance for doubtful
  accounts (deducted from
  accounts receivable)        $ 86,233    $69,062     $(80,295)(a)  $ 75,000

(a) Write-off of uncollectible accounts against the allowance account.


Item  9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The   Company  had  no  disagreements  on  accounting  and  financial disclosure with their accountants.



                              PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

                                                        TERM AS DIRECTOR
 NAME             AGE             OFFICE                   TO EXPIRE
David C.           47      Chairman of the Board,
Marx(1)(3)                  President and Chief
                            Executive Officer                 1996
Ronald G.          44      Senior Vice President and
Case(1)(3)                  Director                          1996
Wm. Kevin          42      Vice President - Customer
Johnson                     Services
Bradley Seamons    40      Vice President - Operations
Dorothy Marx(2)    69      Controller, Treasurer and
                            Director                          1996
Frank E.           45      Secretary                          1996
Ashcroft
Reed M.            47      Director                           1996
Baldwin(1)(2)

(1) Member of the Executive Committee of the Company. (2) Member of the Audit Committee of the Company. (3) Member of the Stock Option Committee of the Company.

The Company is authorized to have a classified Board of Directors under which the directors are divided into three classes with the term of office of each director in a given class (other than the initial members of the Board of Directors whose initial term is staggered) expiring at the third annual meeting of shareholders following his election.

The Certificate of Incorporation of the Company provides that the Board of Directors may increase the number of directors constituting the entire Board. Each of the Company's officers is elected annually by the Board of Directors and serve for a term of one year.

MANAGEMENT

David C. Marx, age 47, founded the Company in December 1977 and has been Chairman of the Board and President since its' inception.

Ronald G. Case, age 44, is one of the original founders of the Company and has been its Senior Vice President since July 1983.
                              PART III


Frank E. Ashcroft, age 45, is one of the founders and has been Secretary of the Company since inception.

Wm. Kevin Johnson, age 42, has been Vice President of Credit & Customer Services since July 1986 and an employee of the Company since July 1982.

Bradley H. Seamons, age 40, has been Vice President of Operations since July 1986 and an employee of the Company or its predecessor since February 1978.

Dorothy Marx, age 69, has been the Controller and Treasurer of the Company since its inception.

Mrs. Marx is the mother of David C. Marx, the Company's founder, principal officer and largest stockholder. None of the Company's other directors and executive officers are related nor are they or any of the organizations with which they were previously associated (other than Medac and FCS) a "parent," "Subsidiary" or other "affiliate" of the Company.

Item 11.  EXECUTIVE COMPENSATION

The following table, and its accompanying explanatory footnotes, includes annual and long-term compensation information on the
Company's Chief Executive Officer for services rendered in all capacities during the fiscal years ended March 31, 1996, 1995 and 1994.

                    SUMMARY  COMPENSATION  TABLE

                                                      Long-term
                                                     Compensation
 Name and Principal            Annual Compensation      Options
  Position          Fiscal Year   Salary(4)   Bonus(5)  Granted  Compensation
David C. Marx,
Chief Executive
Officer                1996       $110,000          -         -  $1,630(1)(2)(3)
                       1995       $110,000          -         -  $1,630(1)(2)(3)
                       1994       $ 75,000          -    220,305 $1,630(1)(2)(3)


(1) This amount reflects the premium paid by the Company for a $1,000,000 term life insurance policy for the benefit of Mr. Marx.
(2) Does not include rental payments made to the Daro Group, a partnership consisting of David C. Marx and Ronald G. Case, of $53,220 under the lease for the Company's premises in Logan, Utah for the year ended March 31, 1995. See "Certain Relationships and Related Transactions". (3) Officers and key employees participate in medical, group life insurance and disability insurance plans provided to all employees. The Company pays an automobile allowance for certain of its executive officers. These automobiles may be used for personal as well as business purposes. The aggregate annual amount of the personal benefits derived from the automobiles is not included in the above table insofar as it is not possible to determine the specific amount of personal benefit derived by an individual. The Company believes, however, that the value of the personal benefit derived does not exceed the lesser of $25,000 or 10% of the cash compensation payable to any individual. (4)Includes total amount accrued by the Company. Actual cash compensation paid during 1996, 1995 and 1994 was $60,000. (5)Includes total bonus amount accrued by the Company. Total amount has been deferred and no cash has yet been paid.
                              PART III


Employment Contracts, Termination of Employment and Change-in-control Arrangements.

The Board of Directors approved a three year employment agreement with David C. Marx at an initial salary of $110,000 subject to yearly increases equal to the greater of 10% or the percentage increase in the Consumer Price Index. The terms & conditions are the same as the five-year employment agreement Mr. Marx entered into with the Company in 1986. The Company accrued a bonus to Mr. Marx of $220,305 as of March 31, 1994 as partial consideration to enter into the employment agreement. The bonus approximates the consideration pursuant to the former employment agreement which had been forgone by Mr. Marx over the past several years due to the Company's cash position. The term of the three-year agreement commenced on April 1, 1994. In the event that the Company discharges Mr. Marx other than for cause as defined in the agreement, the Company will be required to pay Mr. Marx the sum of $1,000,000. The agreement generally prohibits Mr. Marx from competing with the Company for a period of two years after termination of employment and provides for a Company provided automobile, certain insurance benefits and the like. All unpaid compensation accrued as of March 31, 1994 and future deferred compensation under the new employment agreement are collateralized by substantially all of the assets of the Company.

The Company also entered into non-disclosure and non-competition agreements on August 17, 1983 with each Messrs. Case, Ashcroft and Mrs. Marx. Such agreements provide that such employees will not directly or indirectly, during the term of their employment and for a period of two years thereafter, engage within the United States in the same business as that in which the Company is engaged, and will not disclose, either during their employment or thereafter, any trade secrets or other confidential information concerning the business of the Company. Further, each of them has agreed to assign to the Company any and all inventions or developments resulting from his efforts while employed by the Company, giving the Company the exclusive right, title and interest in and to any such inventions or developments and the exclusive right to procure patents or copyrights thereon.


Item 12.  SECURITY   OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
          MANAGEMENT

The following table sets forth the record and beneficial ownership of Common Stock by the officers and directors of the Company and each person owning of record or known by the Company to own beneficially more than five (5%) percent thereof.
                              PART III

                                          Amount of
                                         Beneficial
                                        Ownership of
     Name of Beneficial Owner         Common Stock as       Percent of                                        as
                                      of March 31, 1996      Class (5)              (5)
David C. Marx                            2,852,820              25.2
Ronald G. Case                           1,075,377               9.5
Dorothy Marx (1)                            46,082               0.4
Frank E. Ashcroft                          734,070               6.5
Bradley Seamons (2)                         27,590                .2
Wm. Kevin Johnson (2)                        5,000                 -
David E. Whipple (3)                       897,618               7.9
Reed M. Baldwin (4)                        450,000               4.0

Above Beneficial Owners as a
 Group (8 persons)                       6,088,557              53.7

(1) Assumes the exercise of warrants and options to purchase 7,400 shares of Common Stock. (2) Assumes the exercise of options to purchase 5,000 shares of Common Stock. (3)Assumes the payment of a note payable to David Marx, Ronald Case & Frank Ashcroft collateralized by the stock. (4) Assumes the exercise of options to purchase 450,000 shares of Common Stock. (5) Percentages have been determined by adding the exercisable warrants and options of the parties listed, including any which may be exercisable within 60 days following the record date, to the total shares outstanding.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Messrs. Marx and Case are partners in the Daro Group, which owns the premises leased by the Company for its operations in Logan, Utah. Mr. Marx is Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Case is Senior Vice President and a Director of the Company. The Daro Group leases premises of approximately 8,000 square feet to the Company at an annual rental of approximately $53,220 pursuant to a lease which terminates on December 31, 2000. Rental payments due under the lease are subject to increase in the event of increases in real estate taxes or operating costs with respect to the premises. The Company is also responsible for the cost of utilities. The Company believes that the lease terms are as favorable to the Company as those which could have been secured from nonaffiliated third parties. During the fiscal year ended March 31, 1996, the Company paid the Daro Group $53,220 pursuant to the terms of the lease.

The Company advanced funds from it's excess working capital to the Daro Group pursuant to a promissory note dated February 1, 1985. Approximately $167,000 was loaned to the partnership during the years ended March 31, 1986 and 1985, which was used by the partnership to develop the building currently occupied by the Company and for other investment purposes. This portion of the obligation from the Daro Group to the Company bears interest at nine percent per annum and requires monthly installments of $1400 per month.
                              PART III


An additional $200,000 was loaned to the Daro Group from excess working capital during the year ended March 31, 1987, which was used by the Daro Group to acquire a 5% interest in Beuret & Company, the Company's underwriter and one of its market makers, which ceased doing business during the Company's year ended March 31, 1988. These amounts were advanced on the premise that they would be added to the amounts earlier advanced pursuant to the promissory note referenced above.

For the period ending March 31, 1996, the Daro Group paid the Company a total of $53,220 which was applied to principal on the loan. The balance of the note receivable at March 31, 1996 and 1995 was $46,767 and $284,922, respectively.

During fiscal 1996, a related partnership contributed investments to the Company to provide needed working capital and funds to pay the settlement with Resolution Trust Corporation. At the time of the settlement with the Resolution Trust Corporation, the Company was forced to liquidate the investments at a loss of approximately $70,000 which is included in the gain on settlement of debt in the Company's consolidated financial statements.
                               PART IV


Item 14.   EXHIBITS,  FINANCIAL STATEMENT SCHEDULES  AND  REPORTS  ON
       FORM 8-K

(a) (1)  The following financial statements are included in
     Part II Item 8:
          Independent Auditors' Report                           F-1

          Financial Statements:
 Consolidated Balance Sheets - March 31, 1996 and 1995           F-2

 Consolidated Statements of Operations- Years ended March 31,
  1996, 1995 and 1994                                            F-3

 Consolidated Statements of Shareholders' (Deficiency),
  Years  Ended  March  31, 1996,  1995,  and  1994               F-4

 Consolidated Statements of Cash Flows, Years ended
   March    31,    1996,    1995,    and    1994                 F-5

 Notes    to   Consolidated   Financial   Statements             F-6

 Consolidated Financial Statement Schedule:
     Schedule  II  -  Valuation  and  Qualifying  Account       F-14

(a) (2)  Not applicable.

(a) (3)  List of Exhibits:

The following exhibits which are marked with an asterisk are filed as part of this Report and the other exhibits set forth below are incorporated by reference (utilizing the same exhibit numbers) from the Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 33-5873) filed May 21, 1986 and declared effective July 10, 1986:

(a)  Exhibits

     3.1      Certificate of Incorporation.
     3.2      By-laws.
     4.4      Form of Underwriter's Warrants.
     4.5    Form  of  Warrant Agreement between  Registrant  and
          American Stock Transfer Company

                               PART IV


       10.1    Officers' Non-Disclosure and Non Competition Agreements.
          (a)  Agreement with David C. Marx.
          (b)  Agreement with Bradley H. Seamons.
          (c)  Agreement with Dorothy Marx.
          (d)  Agreement with Frank E. Ashcroft.
          (e)  Agreement with Ronald G. Case.
          (f)  Agreement with David E. Whipple.
          10.2 Incentive Stock Option Plan dated August 17, 1983 and form of Incentive Stock Option Certificate.
          10.3 Form of Escrow Agreement among the Company, David C. Marx, Ronald G. Case, David E. Whipple,
               Frank E. Ashcroft and American Stock Transfer Company, as Escrow Agent.

     10.4    (a)  Sample form of Participation Agreement between the
                  Registrant and participating Health Care Providers.
                 (b)  Sample form Patient Disclosure Statement.
     10.7        County Savings Bank Documents.
                 (a) Loan Agreement dated August 17, 1984 between County Savings Bank, a California savings and loan corporation ("County Savings Bank"), and Registrant.
                 (b) Warrant Agreement dated August 17, 1984 between County Savings Bank and Registrant.
                 (c) Secured Promissory Note dated August 17, 1984 issued by Registrant to County Savings Bank.
                 (d) Letter Agreement dated August 17, 1984 between County Savings Bank and Registrant.
                (e)   Pledge  Agreement  - bank  Accounts/Deposits
                dated  August 17, 1984 between County Savings  Bank  and
                Registrant.
                (f) Security Agreement dated August 17, 1984 between County Savings Bank and registrant.
                (g)  Security Interest in Trademarks dated October
                12, 1984 granted by Registrant to County Savings Bank.
                (h)   Assignment of Life Insurance Policy No.  J83
                298  941  as Collateral dated October 22, 1984 by  David
             C. Marx to County Savings Bank.
                 (i) Letter Agreement dated August 17, 1984 between County Savings Bank and Registrant.
                  (j) Notice of Assignment of Security Deposit in favor of Bartlett Schlumberger Capital Corporation to Registrant.
                  (k)  Promissory Note dated February 1, 1985 issued
                 by   Bartlett   Schlumberger  Capital  Corporation   and
                 Registrant.
                  (l) Guaranty dated February 1, 1985 by Bartlett Schlumberger & Company, Inc. of obligations of Bartlett Schlumberger Capital Corporation to Registrant.


                              PART IV


                   (m)   Guaranty  dated February 1, 1985  by  County
                         Savings Service Corporation of obligations of Bartlett, Schlumberger Capital Corporation to Registrant.
                   (n)   Form of Letter Agreement dated May 19,  1986
                         between Bartlett Schlumberger Capital Corporation and Registrant.
      10.8  Lease dated December 16, 1985 between Daro Group  and Registrant.
      10.9  Promissory Note dated February 1, 1985 issued by
            Daro Group to Registrant.
      10.10 Form of employment agreement between David C. Marx  and Registrant.

     *22.   List of    subsidiaries    of    Registrant.            E-1

(b)  Reports on Form 8-K

     During the last quarter of the period covered by this report, the registrant did not file any report on Form 8-K.

EXHIBIT  22


MEDMASTER   SYSTEMS,   INC.   AND   SUBSIDIARIES


   List of Subsidiaries for Years Ended March 31, 1996, 1995, 1994:

         1. Medac Inc.

         2. Financial Computer Services Inc.

         3. Sunrise Travel Inc.

         4. Ink Inc.



SIGNATURES
   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MEDMASTER SYSTEMS, INC.

                                        /David C. Marx/
                                   By ______________________________
                                        David C. Marx
                                        Chairman of the Board,
                                        President and Chief Executive
Officer

                                        Date:  June 25, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                          Title                         Date
___________                                        __________________
___________




  /David C. Marx/
________________________           Chairman of the  Board,  June  25, 1996
David  C.  Marx                    President and  Chief  Executive Officer




 /Ronald G. Case/
________________________           Sr. Vice President and Director June 25, 1996
Ronald G. Case

  /Dorothy Marx/
________________________           Controller and Director  June  25, 1996
Dorothy Marx