Form 10-Q
period 1996-06-30
MEDMASTER SYSTEMS INC /DE/
filed 1996-08-19
CIK 794324

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended
June 30, 1996

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

		Yes     X                  No


As of June 30, 1996, outstanding shares of common stock were 10,844,117.


MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information:

	Consolidated Condensed Balance Sheets - June 30, 1996
and March 31,
1996

	Consolidated Condensed Statements of Operations - Three
Months
		Ended June 30, 1996 and 1995

	Consolidated Condensed Statements of Cash Flows - Three
Months
		Ended June 30, 1996 and 1995

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

Consolidated Condensed Balance Sheets
(Unaudited)
Assets
						June 30, 1996	March 31, 1996
						(Unaudited)
Current Assets
	Cash					$229,583	$216,463
	Accounts Receivable  (net of bad debt allowance of
$37,833 and $40,000):

	   Trade					$174,610	$303,121
	   Other					$1,976		$0
	Prepaid Expenses				$21,902
	$20,821
	Note Receivable - Related Party 		$43,733
	$46,767

Total Current Assets				$471,804	$587,172

Property & Equipment net of
accumulated depreciation of
$212,050 and $207,068				$31,809
	$19,597
Other Assets					$67,768		$63,867
TOTAL ASSETS					$571,381	$670,636

Liabilities & Shareholders' Equity

Current Liabilities
	Current Maturities of
	Long-Term Debt				$0		$0
	Accounts Payable				$93,682
	$54,659
	Funds Due To Providers			$410,579	$482,761
	Accrued Expenses			$418,325	$405,010
Total Current Liabilities				$922,586
	$942,430

Long-Term Debt less
   current maturities				-		-

Shareholders' Equity
	Common Stock - $.01 par value;
	authorized - 30,000,000 shares;
	issued - 10,844,117 shares.
	Preferred Stock - $.01 par value;
	authorized - 500,000 shares;
	none issued and outstanding.		$108,441	$108,441
	Additional Paid-in Capital			$3,140,825
	$3,140,825
	Retained (deficit)				($3,600,471)
	($3,521,060)
Sub-Total					($351,205)	($271,794)

	Less: Treasury Stock			-		-

Stockholders' Equity				($351,205)
	($271,794)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY			$571,381	$670,636

See accompanying notes to consolidated condensed financial statements.


MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Unaudited)

				Three Months Ended
				June 30,
				1996		1995
Net Revenues:
	Factoring Commissions & Fee		$75,807		$107,076
	Computer Software	$2,239		$2,381
	Printing			$4,122		$2,798
	Travel			$26,412		$16,713
				$108,580	$128,968

General and Administrative Expenses:


	Related Parties		$13,305		$13,305
	Bad Debt		$0		$0
	Other			$166,224	$187,670

				$179,529	$200,975

Income (Loss)
from Operations			($70,949)	($72,007)

Other Income (Expenses):
Interest Income -
  Related Party			$0		$0
Interest Income -
  Other				$1,745		$5,521
Dividends			$0		$0
Interest Expense			($10,206)	($63,797)

				($79,410)	($130,283)

Income (Loss) Before Provision
for Income Taxes    		($79,410)	($130,283)
Income Tax
Expense (Benefit)		-		-

Net Income (Loss)		($79,410)	($130,283)

Per Share
Earnings (Loss)			($0.01)		($0.01)

Weighted Average
Number of Common Shares
Outstanding			10,844,117	10,844,117

See accompanying notes to consolidated condensed financial statements.

MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Unaudited)

						Three Months Ended June 30,

						1996			1995
Cash flows from operating activities:


Net Gain (Loss)					($79,410)
	($130,283)

Adjustments to reconcile net loss to net cash provided by operating activities:


Depreciation and amortization			$4,982
	$5,286
Provision for losses on
accounts receivable				$0			($2,632)

Changes in assets and liabilities:
Decrease(increase) in
  marketable securities				$0			$0
Decrease in accounts receivable			$122,633
	$78,978
Decrease(increase) in
  prepaid expenses				($1,081)
	$5,257
Increase(decrease) in current
maturities of long term debt			$0			$0
Increase(decrease) in
  accounts payable				$39,023
	($25,319)
Increase(decrease) in
  funds due to providers				($72,182)
	$168,240
Increase(decrease) in
  accrued expenses				$13,315
	$69,600
Total adjustments					$106,690
	$299,410

Net cash (used) provided by
  operating activities				$27,280
	$169,127

Cash flows from investing activities:

Capital expenditures				($17,194)		$0
Payments received on
  note receivable, related party			 $3,034
	$8,032
Net cash provided by (used in)
  investing activities				($14,160)
	$8,032

Cash flows from financing activities:

Principal payments on long term debt		$0
	$0
Net cash used in financing activities		$0
	$0

Net increase(decrease) in cash			$13,120
	$177,159
Cash at beginning of period			$216,463
	$27,026
Cash at end of period				$229,583
	$204,185

Supplemental disclosure of cash flow information:


Cash paid during the period for interest		$10,206
	 	$9,027

See notes to consolidated financial statements.



MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - In  the  opinion of the Company,  the accompanying
unaudited
consolidated condensed financial  statements  contain   all
adjustments
(consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the three months ended June 30, 1996 and 1995 and changes in cash flows for the three months ended June 30, 1996 and 1995. The consolidated condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ending March 31, 1996.

Note 2 - The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Company management has worked on improving the Company's financial condition and future by providing more services for fees; less factoring & financing; and considered areas of focus other than Health Care given that industry's uncertain future. Management is reviewing all options and sources of revenue available to the Company at this time and believes that a re-direction of the Company focus is imperative to provide a viable future for the Company. There is no plan to discontinue all of the services the Company has provided in the past. However, some services which require substantial upfront capital, such as factoring, will be discontinued. Services, such as providing credit reports, collection letters and collection services will be pursued on a fee for service basis. In addition, the Company is considering the opportunities that are available for its' printing and travel services. There can be no assurance that the Company will be successful in these efforts.
Gross transactions (the total amount of sales, including billings submitted by Health Care Providers during the period, as well as a portion of income from other operations) decreased $250,483 or 39% for the three months ended June 30, 1996 as compared to the same period in 1995 from $641,107 to $390,624. Net revenues decreased $20,388 or 16% for the three months ended June 30, 1996 as compared to the same period in 1995 from $128,968 to $108,580. These decreases are a result of the Company discontinuing to provide some of the services that have been provided in the past and redirecting the efforts of the company to generate revenues by focusing on "fee for services". These services do not require the Company to provide upfront cash to its clients but, instead, will operate in a fee for service situation. Consequently, the Company has become a TRW authorized reseller of credit reports and is providing credit reports, billing services and pre-collection & collection services to clients. Although this direction will initially result in a decrease in revenues, management has determined that it is in the best interest of the Company.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased $21,446 or 11% for the three months ended June 30, 1996 as compared to the same period in 1995 from $200,975 to $179,529, respectively. Management will continue to focus on controlling expenses and increasing revenues in an effort to become profitable.



FACTORING COMMISSIONS AND FEES
Factoring commissions and fees decreased $31,269 or 29% for the three months ended June 30, 1996 compared to the same period in 1995 from 107,076 to $75,807. The decrease in factoring commissions and fees is due primarily to a redirection of the Company's focus. In an effort to improve its financial condition, the Company has determined that it will provide more services for fees and less factoring and financing services, as the factoring and financing require significant amounts of up-front capital with a relatively small rate of return.

PRINTING AND TRAVEL
Printing and travel fee revenues have increased $52,975 or 28% to $240,895 for the three months ended June 30, 1996 from $187,920 for the same period in 1995. As discussed above, the increase is related to the Company's plans to provide more services for fees. Both the printing and travel services were initially organized for the Company's own needs. Subsequently, the Company began providing outside services and has implemented a plan to expand these services and become more profitable. The cost of printing and travel fees increased $40,812 or 24% to $210,361 for the three months ended June 30, 1996 from $168,409 for the same period in 1995. This increase is directly related to the increase in printing and travel fee revenues.


LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital deficit for the three months ended
June 30, 1996 of a negative $(450,782) increased $95,524 from the March 31, 1996 balance of a negative $(355,258). The change is primarily due to the reduction in revenues and the operating loss that resulted during the three month period.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES
NONE.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NONE.

Item 5.  OTHER INFORMATION
NONE.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
NONE.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES


Date: August 19,  1996	BY____[ SIGNED]____________
 		    	      David  C.  Marx
			      President and
			      Chief Executive Officer