Form 10-Q/A
period 1996-06-30
MEDMASTER SYSTEMS INC /DE/
filed 1996-10-02
CIK 794324

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q/A
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES

Date: October 1,  1996	BY____[ SIGNED]____________
 		    	      David  C.  Marx
			      President and
			      Chief Executive Officer