Form 10-Q
period 1996-09-30
MEDMASTER SYSTEMS INC /DE/
filed 1996-11-14
CIK 794324

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended
September 30, 1996

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

		Yes     X                  No


As of September 30, 1996, outstanding shares of common stock were 10,844,117.


MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information:

	Consolidated Condensed Balance Sheets - September 30,
1996 and March 31, 1996

	Consolidated Condensed Statements of Operations - Three
Months and Six Months
		Ended September 30, 1996 and 1995

	Consolidated Condensed Statements of Cash Flows - Three
Months and Six Months
		Ended September 30, 1996 and 1995

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

Consolidated Condensed Balance Sheets
(Unaudited)
Assets
						September 30, 1996	March 31,
1996
						(Unaudited)
Current Assets
	Cash					$210,049	$216,463
	Factor Receivables  (net of bad debt allowance of
$45,736 and $40,000):

	   Trade					$126,403	$303,121
	   Other					$1,902		$0
	Prepaid Expenses				$22,383	 	$20,821
	Note Receivable - Related Party 		$40,387	 	$46,767

Total Current Assets				$401,124	$587,172

Property & Equipment net of
accumulated depreciation of
$217,555 and $207,068				$27,472	 	$19,597
Other Assets					$71,668		$63,867
TOTAL ASSETS				$500,264	$670,636

Liabilities & Shareholders' Equity

Current Liabilities
	Current Maturities of
	Long-Term Debt				$0		$0
	Accounts Payable				$84,199		$54,659
	Funds Due To Providers			$467,588	$482,761
	Accrued Expenses			$420,928	$405,010
Total Current Liabilities				$972,715
	$942,430

Long-Term Debt less
   current maturities				-		-

Shareholders' Equity
	Common Stock - $.01 par value;
	authorized - 30,000,000 shares;
	issued - 10,844,117 shares.
	Preferred Stock - $.01 par value;
	authorized - 500,000 shares;
	none issued and outstanding.		$108,441	$108,441
	Additional Paid-in Capital		$3,140,825 	$3,140,825
	Retained (deficit)				($3,721,717) 	($3,521,060)
Sub-Total					($472,451)	($271,794)

	Less: Treasury Stock			-		-

Stockholders' Equity				($472,451) 	($271,794)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY			$500,264	$670,636

See accompanying notes to consolidated condensed financial statements.


MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Unaudited)

				Three Months Ended		Six Months Ended
				September 30,		 	September 30,
				1996		1995		1996		1995
Net Revenues:
	Factoring Commissions
	   and Fees		$31,643		$105,085	$103,634 	$212,161

	Computer Software	$6,541		$2,109	 	$8,780		$4,490
	Printing			$4,804		$2,826	 	$8,926		$5,624
	Travel			$22,651		$10,861	 	$52,879		$27,574
				$65,639		$120,881	$174,219 	$249,849

General and Administrative Expenses:


	Related Parties		$13,305		$13,305	 	$26,610		$26,610
	Bad Debt		$0		$0		$0		$0
	Other			$164,299	$163,887	$330,523 	$351,557

				$177,604	$177,192	$357,133	$378,167

Income (Loss)
from Operations			($111,965)	($56,311) 	($182,914)	($128,318)

Other Income (Expenses):
Interest Income -
  Related Party			$0		$0		$0	 	$0
Interest Income -
  Other				$2,145		$7,378	 	$3,890		$12,899
Dividends			$0		$0		$0		$0
Interest Expense			($11,418)	($64,935)	($21,624) 	($128,732)

				($9,273)		($57,557)	($17,734) 	($115,833)

Income (Loss) Before Provision
for Income Taxes    		($121,238)	($113,868) 	($200,648)	($244,151)
Income Tax
Expense (Benefit)		-		-		-		-

Net Income (Loss) Before
Extraordinary Item		($121,238)	($113,868) 	($200,648)	($244,151)

Extraordinary Item - Gain on
Settlement			-		$2,924,875	-	 	$2,924,875

Net Income (Loss)		($121,238)	$2,811,007 	($200,648)	$2,680,724
Per Share
Earnings (Loss)			($0.01)		$0.26	 	($0.02)		$0.25

Weighted Average
Number of Common Shares
Outstanding			10,844,117	10,844,117 	10,844,117	10,844,117

See accompanying notes to consolidated condensed financial statements.

MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Unaudited)

						Six Months Ended September 30,

						1996			1995
Cash flows from operating activities:


Net Income (Loss)				($200,648)		$2,680,724

Adjustments to reconcile net loss to net cash provided by operating activities:


Depreciation and amortization			$4,982		  	$10,249
Provision for losses on
accounts receivable				$0			$0

Changes in assets and liabilities:
Decrease(increase) in
  marketable securities				$0			$0
Decrease in accounts receivable			$172,511	 	$86,721
Decrease(increase) in
  prepaid expenses				($1,562)		 	$4,858
Increase(decrease) in current
maturities of long term debt			$0		 	($1,362,087)
Increase(decrease) in
  accounts payable				29,540		 	($187,890)
Increase(decrease) in
  demand reserve deposits				($15,173)	 	$197,847
Increase(decrease) in
  accrued expenses				$15,918		 	($1,452,921)
Total adjustments				$206,216	 	($2,703,223)

Net cash (used) provided by
  operating activities				$5,568		 	($22,499)

Cash flows from investing activities:

Capital expenditures				($18,362)	 	($3,787)
Payments received on
  note receivable, related party			 $6,380		 	$170,337
Net cash provided by (used in)
  investing activities				($11,982)	 	$166,550

Cash flows from financing activities:

Principal payments on long term debt		$0		 	$0
Net cash used in financing activities		$0		 	$0

Net increase(decrease) in cash			($6,414)		  	$144,051
Cash at beginning of period			$216,463	 	$27,026
Cash at end of period				$210,049	 	$171,077

Supplemental disclosure of cash flow information:


Cash paid during the period for interest		$21,624	 		$16,378

See notes to consolidated financial statements.



MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - In  the  opinion of the Company,  the accompanying
unaudited
consolidated condensed financial  statements  contain   all
adjustments
(consisting  of only normal recurring  accruals) necessary
to  present
fairly the financial  position  as  of September 30, 1996
and the results
of operations for the three months and six months ended
September 30, 1996 and 1995 and changes in cash flows for
the six months ended   September 30, 1996
and 1995. The consolidated condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ending March
31, 1996.

Note 2 - The results of operations for the three months and six months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Company management has worked on improving the Company's financial condition and future by providing more services for fees; less factoring & financing; and considered areas of focus other than Health Care given that industry's uncertain future. Management is reviewing all options and sources of revenue available to the Company at this time and believes that a re-direction of the Company focus is imperative to provide a viable future for the Company. There is no plan to discontinue all of the services the Company has provided in the past. However, some services which require substantial upfront capital, such as factoring, will be discontinued. Services, such as providing credit reports, collection letters and collection services will be pursued on a fee for service basis. In addition, the Company is considering the opportunities that are available for its' printing and travel services. There can be no assurance that the Company will be successful in these efforts. Gross transactions (the total amount of sales, including billings submitted by Health Care Providers during the period, as well as a portion of income from other operations) decreased $229,550 or 38% and $480,033 or 39% for the three months and six months ended September 30, 1996 as compared to the same period in 1995 from $601,767 to $372,217 and from $1,242,874 to $762,841, respectively. Net revenues
decreased $55,242 or 46% and $75,630 or 30% for the three months and six months ended September 30, 1996 as compared to the same period in 1995 from $120,881 to $65,639 and from
$249,849 to $174,219, respectively.   These decreases are a
result of the Company
discontinuing to provide some of the services that have been provided in the past and redirecting the efforts of the company to generate revenues by focusing on "fee for services". These services do not require the Company to provide upfront cash to its clients but, instead, will operate in a fee for service situation. Consequently, the Company has become a TRW authorized reseller of credit reports and is providing credit reports, billing services and pre-collection & collection services to clients. Although this direction will initially result in a decrease in revenues, management has determined that it is in the best interest of the Company.

General and administrative expenses increased $412 or less than one-half percent and decreased $21,034 or 6% for the three months and six months ended September 30, 1996 as compared to the same period in 1995 from $177,192 to $177,604 and from $378,167 to $357,133, respectively.
Management will continue to focus on controlling expenses and increasing revenues in an effort to become profitable.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital for the six months ended September 30, 1996 of a negative $(571,591) decreased $216,333 from the March 31, 1996 balance of a negative $(355,258). The change is primarily due to the reduction in revenues and the operating loss that resulted during the six month period.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES
NONE.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NONE.

Item 5.  OTHER INFORMATION
NONE.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
NONE.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES


Date: November 14,  1996	BY____[ SIGNED]____________
 		    	      David  C.  Marx
			      President and
			      Chief Executive Officer