Form 10-Q
period 1996-12-31
MEDMASTER SYSTEMS INC /DE/
filed 1997-02-14
CIK 794324

Washington, D. C. 20549


FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended
December 31, 1996

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

		Yes     X                  No


As of December 31, 1996, outstanding shares of common stock were 10,844,117.


MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information:

	Consolidated Condensed Balance Sheets - December 31, 1996
and March 31, 1996

	Consolidated Condensed Statements of Operations - Three
Months and Nine Months
		Ended December 31, 1996 and 1995

	Consolidated Condensed Statements of Cash Flows - Three
Months and Nine Months
		Ended December 31, 1996 and 1995

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

Consolidated Condensed Balance Sheets
(Unaudited)
Assets
						December 31, 1996	March 31, 1996
						(Unaudited)
Current Assets
	Cash					$65,803			$216,463
	Accounts Receivable  (net of bad debt allowance of $45,829
and $40,000):

	   Trade					$99,014			$303,121
	   Other					$1,892			$0
	Prepaid Expenses				$21,147
	$20,821
	Note Receivable - Related Party 		$36,461
	$46,767

Total Current Assets				$224,317		$587,172

Property & Equipment net of
accumulated depreciation of
$221,894 and $207,068				$23,132
	$19,597
Other Assets					$74,268			$63,867
TOTAL ASSETS				$321,717		$670,636

Liabilities & Shareholders' Equity

Current Liabilities
	Current Maturities of
	Long-Term Debt				$0			$0
	Accounts Payable				$95,298
	$54,659
	Funds Due To Providers			$342,239		$482,761
	Accrued Expenses			$435,942		$405,010
Total Current Liabilities				$873,479
	$942,430

Long-Term Debt less
   current maturities				-			-

Shareholders' Equity
	Common Stock - $.01 par value;
	authorized - 30,000,000 shares;
	issued - 10,844,117 shares.
	Preferred Stock - $.01 par value;
	authorized - 500,000 shares;
	none issued and outstanding.		$108,441		$108,441
	Additional Paid-in Capital		$3,140,825
	$3,140,825
	Retained (deficit)				($3,801,028)
	($3,521,060)
Sub-Total					($551,762)		($271,794)

	Less: Treasury Stock			-			-

Stockholders' Equity				($551,762)
	($271,794)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY			$321,717		$670,636

See accompanying notes to consolidated condensed financial statements


MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Unaudited)

				Three Months Ended		Nine Months Ended
				December 31,			December 31,
				1996		1995		1996		1995
Revenues:
	Factoring Commissions
	   and Fees		$38,650		$94,648		$139,215
	$306,809
	Software Fees		$9,995		$1,708		$20,554
	$6,143
	Printing Fees		$3,659		$3,265		$20,492
	$15,176
	Travel Fees		$247,252	$168,407	$732,714	$512,488

				$299,556	$268,028	$912,975	$840,616

Cost and Expenses
	Cost of Software Fees	$1,575		$55		$3,354
	$0
	Cost of Printing Fees	$1,632		$1,076
	$9,539		$7,363
	Cost of Travel Fees	$225,835	$155,918	$667,256	$472,425
	General & administrative	$136,048	$171,776	$464,568
	$520,680
	Rent - related parties	$13,305		$13,305
	$39,915		$39,915
	Net (recoveries) provision
	    for credit losses	($8,359)		$5,465
	($18,263)	$8,118

				$370,036	$347,595	$1,166,369	$1,048,501

Income (Loss)
from Operations			($70,480)	($79,567)	($253,394)
	($207,885)

Other Income (Expenses):
Interest Income -
  Related Party			$0		$0		$0		$0
Interest Income -
  Other				$1,437		$4,665		$5,327
	$17,564
Dividends			$0		$0		$0		$0
Interest Expense			($10,276)	($11,678)	($31,900)
	($132,754)
Interest Expense - Related Party	$0		$0		$0
	($7,656)
Gain (Loss) On Sale Of Securities	$0		($70,045)	$0
	($70,045)

				($8,839)		($77,058)	($26,573)	($192,891)

Income (Loss) Before Provision
for Income Taxes    		($79,319)	($156,625)	($279,967)
	($400,776)
Income Tax
Expense (Benefit)		-		-		-		-

Net Income (Loss) Before
Extraordinary Item		($79,319)	($156,625)	($279,967)
	($400,776)

Extraordinary Item - Gain on
Settlement			-		-		-		$2,924,875

Net Income (Loss)		($79,319)	($156,625)	($279,967)
	$2,524,099
Per Share
Earnings (Loss)			($0.01)		($0.01)
	($0.03)		$0.23

Weighted Average
Number of Common Shares
Outstanding			10,844,117	10,844,117	10,844,117
	10,844,117

See accompanying notes to consolidated condensed financial statements.

MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Unaudited)

						Nine Months Ended December 31,

						1996			1995
Cash flows from operating activities:

Net Gain (Loss)					($279,967)
	$2,524,099

Adjustments to reconcile net loss to net cash provided by operating activities:


Depreciation and amortization			$14,826
	$15,858
Provision for losses on
accounts receivable				$0			$0

Changes in assets and liabilities:
Decrease(increase) in
  marketable securities				$0			$70,045
Decrease in accounts receivable			$191,813
	$171,977
Decrease(increase) in
  prepaid expenses				($326)			$2,972
Increase(decrease) in current
maturities of long term debt			$0
	($1,362,087)
Increase(decrease) in
  accounts payable				40,639			($185,404)
Increase(decrease) in
  funds due to providers				($140,522)
	$168,909
Increase(decrease) in
  accrued expenses				$30,932
	($1,544,103)
Total adjustments				$137,362		($2,661,833)

Net cash (used) provided by
  operating activities				($142,605)
	($137,734)

Cash flows from investing activities:

Capital expenditures				($18,361)		($3,250)
Payments received on
  note receivable, related party			 $10,306
	$175,903
Net cash provided by (used in)
  investing activities				($8,055)
	$172,653

Cash flows from financing activities:

Principal payments on long term debt		$0			$0
Net cash used in financing activities		$0			$0

Net increase(decrease) in cash			($150,660)
	$34,919
Cash at beginning of period			$216,463		$27,026
Cash at end of period				$65,803
	$61,945

Supplemental disclosure of cash flow information:


Cash paid during the period for interest		$31,900
	$27,035

See notes to consolidated financial statements.



MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1996 and the results of operations for the three months and nine months ended December 31, 1996 and 1995 and changes in cash flows for the three months and nine months ended December 31, 1996 and 1995. The consolidated condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ending March 31, 1996.

Note 2 - The results of operations for the three months and nine months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management has been reviewing all options and sources of revenue available to the Company. Services which, in the past, required substantial upfront capital, such as factoring, have now been discontinued. Services, such as providing credit reports, collection letters and collection services have been pursued on a fee for service basis with a limited amount of success. Under a dealership agreement with Financial Computer Services, Inc., the Company has been marketing computer business software and has had somewhat promising results. However, management foresees difficulty in meeting financial obligations if revenues and cashflow do not improve very soon. The Company has had a going concern opinion from their auditors since 1988 and management is seriously evaluating whether there is any viable future for the Company, whether a bankruptcy should be filed, or if the Company should be shut down. Additionally, the President of the Company, David C. Marx, has an employment agreement that expires on March 31, 1997. As of December 31, 1996, the Company owed Mr. Marx approximately $410,706 in deferred compensation which is secured by all assets of the Company. There have been no discussions as to whether or not Mr. Marx is willing to continue to defer what is owed him or is willing to continue with the Company. There is no assurance, that if the Company decides not to shut down, that it will have any viable future.
Gross transactions (the total amount of sales, including factored billings which was discontinued during the period, as well as a portion of income from other operations) decreased $258,951 or 43% and $738,984 or 40% for the three months and nine months ended December 31, 1996 as compared to the same period in 1995 from $607,167 to $348,216 and from $1,850,041 to $1,111,057, respectively. Revenues increased $31,528 or 12% and $72,359 or 9% for the three months and nine months ended December 31, 1996 as compared to the same period in 1995 from $268,028 to $299,556 and from $840,616 to $912,975, respectively. Costs and expenses increased $22,441 or 7% and $117,868 or 11% for the three months and nine months ended December 31, 1996 as compared to the same period in 1995 from $347,595 to $370,036 and from $1,048,501 to
$1,166,369, respectively. The Company has tried to redirect its efforts to generate revenues by focusing on "fee for services and products". Management had to redirect the focus of the Company because it did not have the capital resources available to continue its factoring operation. Services that do not require the Company to provide upfront cash but, instead, will operate in a fee for service situation. The Company is an authorized reseller of TRW credit reports and provides credit reports, billing services and pre-collection & collection services to a limited number (less than seventy) of clients.
General and administrative expenses decreased $35,728 or 21% and decreased $56,112 or 11% for the three months and nine months ended December 31, 1996 as compared to the same period in 1995 from $171,776 to $136,048 and from $520,680 to $464,568, respectively.


LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital for the nine months ended December 31, 1996 of a negative ($649,162) decreased $293,904 from the March 31, 1996 balance of a negative ($355,258). The change is primarily due to the reduction in revenues, the reduction in accounts receivable and the operating loss that resulted during the nine month period.

PART  II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
NONE. There are no pending legal proceedings outside of the normal course of business to which the Company is a party or to which any of its property is the subject other than the following: a dispute exists where a former client claims he is owed approximately $235,000 by the Company. The Company believes that the former client owes the Company in excess of any amount he claims he has coming. There can be no assurance as to the outcome of this dispute.

Item 2.  CHANGES IN SECURITIES
NONE.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
NONE.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NONE.

Item 5.  OTHER INFORMATION
NONE.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
NONE.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



MEDMASTER SYSTEMS, INC. AND SUBSIDIARIES


Date: February 12,  1996	BY____[ SIGNED]____________
 		    	      David  C.  Marx
			      President and
			      Chief Executive Officer